Form 10-Q
period 2011-06-30
Bassline Productions, Inc
filed 2011-08-22
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-169790

Bassline Productions, Inc.

BASSLINE PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1759 Grand Pheasant Lane, Lincoln, California	95648
(Address of principal executive offices)	(Zip Code)

(916) 508-5385

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

Emerald Plaza

402 West Broadway

Suite 690

San Diego, CA 92101

(619) 704-1310

Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 22, 2011 was 4,500,000 shares.

BASSLINE PRODUCTIONS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$ 5,397	$ 6,779
Total current assets	5,397	6,779

Website, net	656	797

Total assets	$ 6,053	$ 7,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 2,469	$ -
Total current liabilities	2,469	-

Long-term liabilities:
Line of credit	46,125	36,125
Accrued interest payable	3,169	967
Total long-term liabilities	49,294	37,092

Total liabilities	51,763	37,092

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,000,000 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	4,000	4,000
Deficit accumulated during development stage	(49,710)	(33,516)
Total stockholders' deficit	(45,710)	(29,516)

Total liabilities and stockholders' deficit	$ 6,053	$ 7,576

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

		Inception		Inception
	For the	(May 11, 2010)	For the	(May 11, 2010)
	three months ended	to	six months ended	to
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2011

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Amortization expense	71	-	141	188
General and administrative	568	1,001	586	2,035
Professional fees	8,430	15,000	13,265	44,318
Total operating expenses	9,069	16,001	13,992	46,541

Other expenses:
Interest expense	1,150	-	2,202	3,169
Total other expense	1,150	-	2,202	3,169

Net loss	$ (10,219)	$ (16,001)	$ (16,194)	$ (49,710)

Weighted average number of common	4,000,000	3,902,439	4,000,000
shares outstanding - basic

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception	Inception
	For the	(May 11, 2010)	(May 11, 2010)
	six months ended	to	to
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,194)	$ (16,001)	$ (49,710)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	141	-	188
Changes in operating assets and liabilities:
Increase in accounts payable	2,469	250	2,469
Increase in accrued interest payable	2,202	126	3,169

Net cash used in operating activities	(11,382)	(15,625)	(43,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	-	(844)

Net cash used in investing activities	-	-	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	10,000	15,625	46,125
Proceeds from sale of common stock, net of offering costs	-	-	4,000

Net cash provided by financing activities	10,000	15,625	50,125

NET CHANGE IN CASH	(1,382)	-	5,397

CASH AT BEGINNING OF PERIOD	6,779	-	-

CASH AT END OF PERIOD	$ 5,397	$ -	$ 5,397

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated on May 11, 2010 (Date of Inception) under the laws of the State of Nevada, as Bassline Productions, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations

The Company provides educators and semi professional entertainers the service of travel and production management to entertainment venues and festivals throughout the United States of America.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended June 30, 2011 was $71.  Amortization expense for the six months ended June 30, 2011 was $141.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the travel services have been rendered to the customers.

Advertising Costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and six months ended June 30, 2011.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended June 30, 2011 of ($49,710). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – LINE OF CREDIT

On November 15, 2010, the Company executed a revolving credit line with an unrelated third party for up to $100,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of June 30, 2011, an amount of $46,125 has been used for general corporate purposes with a remaining balance of $53,875 available.  As of June 30, 2011, the balance of accrued interest was $3,169.

Interest expense for the three month period ended June 30, 2011 was $1,150.  Interest expense for the six month period ended June 30, 2011 was $2,202.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of June 30, 2011.

Common Stock

On May 12, 2010, the Company issued its officers and directors of the Company a total of 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for subscriptions receivable of $4,000.

During the six months ended June 30, 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of June 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

During the month ended July 31, 2011, the Company received a total of $20,000 in draws on the line of credit.  As of July 31, 2011, the balance due on the line of credit totals $66,125.

During the month ended August 31, 2011, the Company completed their private placement and raised a total of $50,500 in cash.  The Company accepted $50,000 from the investors and will return $500 to one investor due to the maximum of the offering.  The Company issued a total of 500,000 shares to the investors during August 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

inability to raise additional financing for working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to generate sufficient funds to operate the Bassline Productions, Inc. operations, upon completion of our acquisition;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

the inability of management to effectively implement our strategies and business plan;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures;

•

other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Bassline”, “the Company”, and similar terms refer to Bassline Productions, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc., is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through June 30, 2011, we generated no revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2011, the Company had an accumulated deficit of $45,710. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

           The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

During the three months ended June 30, 2011, we did not generate revenue and during the three months ended June 30, 2010, we generated no revenue.

Operating expenses during the three months ended June 30, 2011 were $9,069, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2010 were $16,001, of which $1,001 in general and administrative costs.

We have not been profitable from our inception in 2010 through June 30, 2011, and our accumulated deficit amounts to $45,710. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2011, we had $5,397 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2011 and the period ending June 30, 2010:

	Six Months Ended June 30, 2011	Period Ended June 30, 2010
Net cash used in operating activities	$(11,382)	$(15,625)
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,000	15,625
Net increase (decrease) in Cash	(1,382)	-
Cash, beginning	6,779	-
Cash, ending	$5,397	-

Cash will be increasing primarily due to the receipt of funds from our recently filed offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $11,382 for the period ended June 30, 2011, as compared to $15,625 used in operating activities for the period ended 2010. The decrease in net cash used in operating activities was primarily due to an increase in general and administrative expenses, as well as professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2011, as compared to $0 used in investing activities for the same period in 2010.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2011 was $10,000, as compared to $15,625 for the same period of 2010. The decrease of net cash provided by financing activities was mainly attributable to a decreased need to borrow additional funds against our secured line of credit.

We believe that cash flow from operations will meet not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Randi Lorenzo, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation and assessment, Ms. Lorenzo concluded that our disclosure controls and procedures are effective in timely alerting her to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

We are a development stage company organized in May 2010 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $45,710 for the period ended June 30, 2011, and (iii) we have incurred losses of $16,001 for the period of Inception (May 11, 2010) to June 30, 2011, and have been focused on organizational and start-up activities and business plan development since we incorporated.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Although we have commenced the development of our website and are in the process of developing our business plan, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. After completing the revolving grid note with E. Venture Resources, Inc. (with a credit limit of up to $100,000), with a current monthly non-public burn rate of roughly $300, and a projected increase of $1,100 in our monthly burn rate once public (to cover accounting, audit, and legal fees associated with public reporting requirements), we anticipate having adequate funding for the next 12 months.

Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees which include personnel with extensive knowledge of the entertainment business. Also, to reach the final Stage of our business plan (Stage III), we will require an additional $100,000 to $200,000 (in addition to the proceeds from this offering).  Consequently, our auditor’s report reflects that the ability of Bassline Productions, Inc., to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Bassline Productions, Inc.,, of either Ms. Lorenzo’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Ms. Lorenzo, our President and sole Director as well as, Ms. Elliot who is both our Secretary and Treasurer. They expect to devote limited time, approximately 5 to 10 hours a week on a going forward basis. It would be difficult to replace either Ms. Lorenzo or Ms. Elliot at such an early stage of development of Bassline Productions, Inc. The loss by or unavailability to Bassline Productions, Inc., of either Ms. Lorenzo’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Ms. Lorenzo or Ms. Elliot could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace either Ms. Lorenzo or Ms. Elliot, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Lorenzo or Ms. Elliot, then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Ms. Lorenzo has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Ms. Lorenzo, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Lorenzo intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company. Such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Lorenzo to make the appropriate management decisions.

Ms. Lorenzo is involved with other businesses and there can be no assurance that she will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Lorenzo is currently involved in other businesses.

Ms. Lorenzo’s limited time devotion to Bassline Productions, Inc., could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Lorenzo may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Lorenzo currently devotes only a portion of her time to our activities.

Ms. Elliot is involved with other businesses and there can be no assurance that she will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Lorenzo is currently involved in other businesses.

Ms. Elliot’s limited time devotion to Bassline Productions, Inc., could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Elliot may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Elliot currently devotes only a portion of her time to our activities. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Elliot, should her services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Elliot, then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

As a result of Ms. Lorenzo’s and Ms. Elliot’s majority ownership of our outstanding common shares after this offering, Ms. Lorenzo and Ms. Lorenzo will control our issuance of securities after the offering.

As a consequence of Ms. Lorenzo’s and Ms. Elliot’s controlling stock ownership position, acting alone they will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering. Additionally, they may authorize the issuance of these securities to anyone they wish, including themselves and their affiliates at prices significantly less than the offering price.

Additional issuances of common stock may be necessary, causing dilution to purchasers of our securities.

Additional issuances of common stock may be necessary as part of plan of operation implementation. Investors participating in this offering will incur immediate and substantial dilution in the per share net tangible book value of their investment if additional issuances are made.

Because of competitive pressures from competitors with more resources, Bassline Productions, Inc., may fail to implement its business model profitably.

The business of travel assistance and entertainment production may be a very risky venture.  Even though we believe a strong business plan is in place, our plan may fail due to a continued decreased travel and engagement opportunities,

Because of the current economic and financial condition, Bassline Productions, Inc., may be unsuccessful in obtaining and retaining a strong client base.

The current economic condition and recession may make it difficult to obtain clients who have the funds available to spend on services such as ours. Our potential clients may spend less money, if any at all, on traveling and performance management services.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our complete business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of accounting and legal, as well as market and business development. To fully implement our business plan we will require substantial additional funding. This offering, if successful, will only enable us to commence our initial business plan, and will further assist us in developing our initial business operations, including the development of a travel consulting and production services, and will not be sufficient to allow us to expand our business meaningfully on a national level. Additionally, since the net offering proceeds have been earmarked for accounting, legal, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

We have received one loan from E Venture Resources, Inc., which imparts liability on the company.

We have executed a line of credit in the form of a grid note, payable to E Venture Resources for $100,000 with a 6% interest per year note. Total outstanding amount owed under the E Venture Resources grid note is equal to $49,294 as of June 30, 2011. The accumulated balance will be due on or before November 15, 2013.  If at the time of re-payment we have insufficient funds, we will be in default and may seek to renegotiate the terms and may agree upon new notes with a higher or lower interest rate. Upon default which includes our inability to pay, we may incur, and will be liable for, legal fees associated with the cost of collection. The grid note has been used to cover legal expenses for the purpose of retaining legal counsel and completing the draft of the S-1 Registration Statement, incorporation costs and filing fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the month ended July 31, 2011, the Company received a total of $20,000 in draws on the line of credit.  As of July 31, 2011, the balance due on the line of credit totals $66,125.

On August 17, 2011, the Company closed its offering on the sale of 500,000 shares of common stock which were registered with the Securities and Exchange Commission through an S-1 Registration filed on October 6, 2010.

On August 17, 2011, the Board of Directors appointed Randi Lorenzo to the Company’s Board of Directors.

On August 18, 2011, Drew Hall resigned as the Company’s President and Director.  The Company elected Randi Lorenzo to serve as the Company’s president.  Pamela Elliott was elected to serve as the Company’s Secretary and Treasurer.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSLINE PRODUCTIONS, INC.

Date: August 22, 2011	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)