Form 10-Q/A
period 2011-06-30
Bassline Productions, Inc
filed 2011-09-21
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

BASSLINE PRODUCTIONS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

Index to Report on Form 10-Q/A

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

BASSLINE PRODUCTIONS, INC.

Date: September 21, 2011	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)