Form 10-Q
period 2011-09-30
Bassline Productions, Inc
filed 2011-11-10
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54497

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 8, 2011 was 45,000,000 shares.

BASSLINE PRODUCTIONS, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$5,990	$6,779
Total current assets	5,990	6,779

Website, net	586	797

Total assets	$6,576	$7,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,509	$-
Accounts payable - related party	3,000	-
Total current liabilities	4,509	-

Long-term liabilities:
Line of credit	66,125	36,125
Accrued interest payable	4,779	967
Total long-term liabilities	70,904	37,092

Total liabilities	75,413	37,092

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,000,000 and 40,000,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	45,000	40,000
Additional paid in capital	4,061	(36,000)
Deficit accumulated during development stage	(117,898)	(33,516)
Total stockholders' deficit	(68,837)	(29,516)

Total liabilities and stockholders' deficit	$6,576	$7,576

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

				Inception	Inception
	For the	For the	For the	(May 11, 2010)	(May 11, 2010)
	three months ended	three months ended	nine months ended	to	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Amortization expense	70	-	211	-	258
General and administrative	900	38	1,486	913	2,935
Professional fees	65,611	1,000	78,876	16,000	109,929
Total operating expenses	66,581	1,038	80,573	16,913	113,122

Other expenses:
Interest income	(3)	-	(3)	-	(3)
Interest expense	1,610	236	3,812	362	4,779
Total other expense	1,607	236	3,809	362	4,776

Net loss	$(68,188)	$(1,274)	$(84,382)	$(17,275)	$(117,898)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	42,445,652	40,000,000	40,824,176	39,699,248

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception	Inception
	For the	(May 11, 2010)	(May 11, 2010)
	nine months ended	to	to
	September 30,	September 30,	September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,382)	$(17,275)	$(117,898)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	211	-	258
Changes in operating assets and liabilities:
Increase in accounts payable	1,509	344	1,509
Increase in accounts payable - related party	3,000	-	3,000
Increase in accrued interest payable	3,812	362	4,779

Net cash used in operating activities	(75,850)	(16,569)	(108,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	(94)	(844)

Net cash used in investing activities	-	(94)	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	30,000	15,625	66,125
Proceeds from sale of common stock, net of offering costs	45,061	4,000	49,061

Net cash provided by financing activities	75,061	19,625	115,186

NET CHANGE IN CASH	(789)	2,962	5,990

CASH AT BEGINNING OF PERIOD	6,779	-	-

CASH AT END OF PERIOD	$5,990	$2,962	$5,990

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended September 30, 2011 was $70.  Amortization expense for the nine months ended September 30, 2011 was $211.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and nine months ended September 30, 2011.

Use of estimate
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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-11 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended September 30, 2011 of ($117,898). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – LINE OF CREDIT

On November 15, 2010, the Company executed a revolving credit line with an unrelated third party for up to $100,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of September 30, 2011, an amount of $66,125 has been used for general corporate purposes with a remaining balance of $33,875 available.  As of September 30, 2011, the balance of accrued interest was $4,779.

Interest expense for the three month period ended September 30, 2011 was $1,610.  Interest expense for the nine month period ended September 30, 2011 was $3,812.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of September 30, 2011.

On August 23, 2011, the Company’s board of directors approved a 10-to-1 forward stock split with a record date of August 23, 2011.  This event has been retroactively applied to these financial statements.

Common Stock
On May 12, 2010, the Company issued its officers and directors of the Company a total of 40,000,000 shares of its $0.001 par value common stock at a price of $0.0001 per share for subscriptions receivable of $4,000.  The Company received $4,000 in cash during August 2010.

On August 17, 2011, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for total cash received of $50,000 less direct offering costs totaling $4,939.  Of the total direct offering costs, $4,000 was for non-accountable expenses for an officer and director of the Company and a former officer and director of the Company.

During the nine months ended September 30, 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of September 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company authorized the payment of offering expenses totaling $4,000 to an officer of the Company and a former officer of the Company.  The expenses were recorded to additional paid in capital which reduced the proceeds of the offering.  As of September 30, 2011, the Company had accounts payable – related party totaling $3,000 which reflected the unpaid portion of the offering expenses.

NOTE 7 – SUBSEQUENT EVENTS

On October 6, 2011, the Company received $10,000 as a draw on the line of credit.

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc., is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through September 30, 2011, we generated no revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2011, the Company had an accumulated deficit of $117,898. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2011 and 2010, we did not generate revenue.

Operating expenses during the three months ended September 30, 2011 were $66,581, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended September 30, 2010 were $1,038, of which $1,001 in general and administrative costs.

We have not been profitable from our inception in 2010 through September 30, 2011, and our accumulated deficit amounts to $117,898. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2011, we had $5,990 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and the period ending September 30, 2010:

	Nine Months Ended September 30, 2011	Period Ended September30, 2010
Net cash used in operating activities	$(75,850)	$(16,569)
Net cash used in investing activities	-	(94)
Net cash provided by financing activities	75,061	19,625
Net increase (decrease) in Cash	(789)	2,962
Cash, beginning	6,779	-
Cash, ending	$5,990	$2,962

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. In August of 2011, we completed the funding of our $50,000 registered offering. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Operating activities

Net cash used in operating activities was $75,850 for the period ended September 30, 2011, as compared to $16,569 used in operating activities for the period ended 2010. The decrease in net cash used in operating activities was primarily due to an increase in general and administrative expenses, as well as professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2011, as compared to $94 used in investing activities for the same period in 2010.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2011 was $75,061, as compared to $19,625 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to an offering of common stock for cash.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control Over Financial Reporting

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

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $117,898 for the period ended September 30, 2011, and (iii) we have incurred losses of $117,898 for the period of Inception (May 11, 2010) to September 30, 2011, and have been focused on organizational and start-up activities and business plan development since we incorporated.

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

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Bassline Productions, Inc., of either Ms. Lorenzo’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

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

We have executed a line of credit in the form of a grid note, payable to E Venture Resources for $100,000 with a 6% interest per year note. Total outstanding amount owed under the E Venture Resources grid note is equal to $66,125 as of September 30, 2011. The accumulated balance will be due on or before November 15, 2013.  If at the time of re-payment we have insufficient funds, we will be in default and may seek to renegotiate the terms and may agree upon new notes with a higher or lower interest rate. Upon default which includes our inability to pay, we may incur, and will be liable for, legal fees associated with the cost of collection. The grid note has been used to cover legal expenses for the purpose of retaining legal counsel and completing the draft of the S-1 Registration Statement, incorporation costs and filing fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the month ended July 31, 2011, the Company received a total of $20,000 in draws on the line of credit.  As of September 30, 2011, the balance due on the line of credit totals $66,125.

On August 17, 2011, the Company closed its offering on the sale of 5,000,000 shares of common stock which were registered with the Securities and Exchange Commission through an S-1 Registration filed on October 6, 2010.

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

BASSLINE PRODUCTIONS, INC.

Date: November 8, 2011	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)