Form 10-K
period 2011-12-31
Bassline Productions, Inc
filed 2012-03-30
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-169790

BASSLINE PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1759 Grand Pheasant Lane, Lincoln, California	95648
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:                                                      (916) 508-5385

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $5,000 based on a share value of $0.001.

The number of shares of Common Stock, $0.001 par value, outstanding on March 28, 2012 was 25,000,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BASSLINE PRODUCTIONS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

Index to Report
on Form 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Bassline”, “the Company”, and similar terms refer to Bassline Productions, Inc.

PART I

ITEM 1.                      BUSINESS

General Business Development

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. We were formed to assist in the travel arrangements of educational and other institutional organizations interested in performing at festivals and competitions in the areas of musical and drama performance. These may include school bands, theater companies, musical theatre troupes, college, university or high school choirs in addition to local bands and semi-professional entertainers. In the future we are anticipating on the implementation of production and equipment rental, which would include not only equipment but onsite technical support and management.  Our initial marketing plan includes the launch of our initial website, which will host company and contact information, resumes of our founders and services provided.  Upon further development, our website will include testimonials, video of past client’s and performances and links to current industry partners.  Upon the expansion and implementation of the our production department, we will include a list of current inventory available for rental, online rental request forms, resumes of our technical staff and information on past productions staged.  We commenced our business operations in May of 2010 through the formation of our corporation and developing of our business plan.  In July of 2010, we began work on our initial website, www.basslinemusicpro.com.

Additionally, as our business model continues to evolve, we will continue our development of additional channels of business and revenue growth such as:

1. Develop and implement a marketing plan – Bassline’s planned revenue streams will require an improved web presence and improved visibility within the public and private sectors. A major key factor in revenue generation will be direct marketing and consultations with performing arts departments and semi-professional entertainers.

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s website (www.basslinemusicpro.com) will be Bassline’s primary asset and a key source of revenue generation. Currently, management is formulating its plan on how best to employ its resources to expanding and improving the site. We are working with web developers/consultants to add to the functionality of the site to include e-commerce and state-of-the-art visitor tracking capabilities, increase content, include capabilities of forums, develop blogs , optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for Bassline.

Since our inception on May 11, 2010 through December 31, 2011, we have not generated any revenues and have incurred a net loss of $125,238.  Since May of 2010, our only business activities have included  the formation of our corporate entity, the development of our business model, and the completion of our S-1 offering for $50,000.  Additionally, we anticipate the possibility of generating revenues through our website www.basslinemusicpro.com  in the next twelve months, of which we can provide no assurance. We are attempting to build Bassline into the premier provider of travel and production services for educational performing arts and semi-professional entertainers.

Recent Change of Officers and Directors

On August 17, 2011, the Board of Directors appointed Randi Lorenzo to serve as a member of the Company’s Board of Directors.

On August 18, 2011, Drew Hall resigned as President and Director of the Company. Additionally, on August 18, 2011, the Board of Directors appointed Randi Lorenzo to serve as President of the Company and Pamela Elliott to serve as the Secretary and Treasurer of the Company.

OUR BUSINESS

Bassline is striving to build a multi-faceted entertainment based business. Our initial focus is based upon developing an online travel assistance service, as well as an onsite tour and performance management.  In the future we intend to branch out into both equipment rental and production related services. At present, we intend to initially limit our services to focus on providing travel, performance and production assistance to educational institutions as well as semi-professional entertainers wishing to perform or compete in national performance festivals and entertainment venues. Our main focus is to be a specialized service, and not compete with other travel service agencies, offering travel assistance and service to the general public. We believe that by limiting our marketplace to educational institutions, as well as semi-professional entertainers, we initially stand a better chance of developing a client base built upon the core fundamentals of the services we wish to provide. The service we are developing will be designed to give educators, students, institutional supervisors and semi-professional entertainers the ability to search, book, and monitor their desired performance or competition excursion, from booking through completion.  Upon completion of our enhanced website, Bassline is intending to have an online location which will be a fully automated, topically arranged, intuitive, and easy-to-use service which will support booking, live consultation with a company representative, options for viewing and booking additional third party excursions, as well as real-time monitoring of the current tour, which might include real-time messaging and blogs.

Educational facilities often encourage their performance arts departments such as band, symphony, choir and drama to perform and compete in festivals or in venues outside of their usual educational facility. These opportunities help the performer grow and strive to reach new levels of professionalism and skill.

Many venues across the United States offer programs for educators and institutional supervisors an opportunity to allow students a chance to perform or compete in front of fun, energetic and appreciative audiences. Planning trips of this magnitude can be very time consuming and difficult without the proper resources and established contacts. Our goal is to build a service which would offer expertly planned travel packages for the needs of educational facilities by booking travel arrangements and accommodations while also providing support with shipping instruments and wardrobe, booking third party excursions, dining packages, as well as providing onsite management of the performance. Onsite management would include mediation between venue staff and the performers. We intend to offer our clients a “one stop” travel service focused exclusively on providing all travel arrangements and hands on support from the beginning of the selection process through the completion of the performance and return home.

Semi-professional entertainers might also benefit from our services by allowing us to provide them with performance and travel management and eventually artist representation.  Semi-professional entertainers might not be touring or performing full time, and may maintain other positions of employment.  In many instances, other commitments such as current employment and family obligations make management of their upcoming performance needs very difficult.  Our intention is to assist these entertainers with the booking of performance venues, as well as arranging travel and lodging accommodations. Upon the completion of further funding, we intend to branch our services to include artist representation and management, as well as production rental service and onsite performance management.

Upon completion, we intend our business to allow educators, entertainment directors and entertainers to effectively book travel arrangements for performances and competitions within the United States, thereby optimizing their ability to find the performance venue or competition of their choice in their chosen geographic area and within their designated budget. We also intend to provide one of the most comprehensive sources of venue listings, competition reviews, third-party tours available, dining options and packages, shipping services as well as local listing of shops specializing in the needs of entertainers such as instrument dealers, seamstresses, sheet music suppliers and instrument or equipment repair centers.

Competition

We compete against travel agents, production equipment houses and backline services, who might offer similar services through either more traditional offline formats or through newer online locations. We anticipate facing significant competition in the future from new businesses which may offer similar services through either online or conventional office means.

Employees

We are a development stage company and currently have only two part-time employees, Randi Lorenzo, who is our President and sole Director, and Pamella Elliot, our Secretary and Treasurer. Ms. Lorenzo is a founding shareholder. They currently devote approximately 5-10 hours a week to Bassline Productions. We look to Ms. Lorenzo and Ms. Elliot for their entrepreneurial skills and talents.  Ms. Lorenzo was instrumental in providing us with our business plan.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended.  All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year.  You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room
100 F. Street N.W.
Washington, D.C. 2054900405
Telephone: (800) SEC-0330

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

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $125,238 for the period ended December 31, 2011, and (iii) we have incurred losses of $125,238 for the period of Inception (May 11, 2010) to December 31, 2011, and have been focused on organizational and start-up activities and business plan development since we incorporated.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our auditor’s report reflects that the ability of Bassline to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Bassline, of either Ms. Lorenzo’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Ms. Lorenzo, our President and sole Director as well as, Ms. Elliot who is both our Secretary and Treasurer. They expect to devote limited time, approximately 5 to 10 hours a week on a going forward basis. It would be difficult to replace either Ms. Lorenzo or Ms. Elliot, at such an early stage of development of Bassline. The loss by or unavailability to Bassline, of either Ms. Lorenzo’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Ms. Lorenzo of Ms. Elliot could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace either Ms. Lorenzo or Ms. Elliot, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Lorenzo, or Ms. Elliot then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

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

Ms. Lorenzo’s limited time devotion to Bassline, could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Lorenzo may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Lorenzo currently devotes only a portion of her time to our activities.

Ms. Elliot is involved with other businesses and there can be no assurance that she will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Elliot is currently involved in other businesses.

Ms. Elliot’s limited time devotion to Bassline, could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Elliot is currently, and may continue in the future, to be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Elliot currently devotes only a portion of her time to our activities. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Elliot, should her services be discontinued.

Because of competitive pressures from competitors with more resources, Bassline, may fail to implement its business model profitably.

The business of travel assistance and entertainment production may be a very risky venture.  Even though we believe a strong business plan is in place, our plan may fail due to a continued decreased travel and engagement opportunities,

Because of the current economic and financial condition, Bassline, may be unsuccessful in obtaining and retaining a strong client base.

The current economic condition and recession may make it difficult to obtain clients who have the funds available to spend on services such as ours. Our potential clients may spend less money, if any at all, on traveling and performance management services.

The anticipated costs of being a public company will affect our limited available funds.

The costs associated with being a public company as opposed to a private company include, but are not limited to, increased legal fees, accounting and auditor fees. Each year we will have to comply with the reporting requirements of the SEC. Once public, our operating expenses will increase by $13,200 per year to cover accounting, audit, and legal fees. In the future, we may need to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain operations.

We have received one loan from E Venture Resources, Inc., which imparts liability on the Company.

We have executed a line of credit in the form of a grid note, payable to E Venture Resources for $100,000 with a 6% interest per year note on November 15, 2010. As of December 31, 2011, we used $76,125 for general corporate purposes and have a remaining balance of $23,875 available. The accumulated balance will be due on or before November 15, 2013.  If at the time of re-payment we have insufficient funds, we will be in default and may seek to renegotiate the terms and may agree upon new notes with a higher or lower interest rate. Upon default which includes our inability to pay, we may incur, and will be liable for, legal fees associated with the cost of collection.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

• Deliver to the customer, and obtain a written receipt for, a disclosure document;
• Disclose certain price information about the stock;
• Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
• Send monthly statements to customers with market and price information about the penny stock; and
• In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board (OTCBB), now known as the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCQB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this memorandum, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Bassline Productions, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Bassline Productions, Inc., are being made only in accordance with authorizations of management and directors of Bassline Productions, Inc., and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bassline Productions’ assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers, and one individual acting as our sole director. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

We currently maintain an office at 1759 Grand Pheasant Lane, Lincoln, California 95648. We have no monthly rent, nor do we accrue any expense for monthly rent. Ms. Elliot, our secretary and treasurer, provides us her home in which we conduct business on our behalf.  Ms. Elliot does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Ms. Lorenzo and Ms. Elliot to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets QB (OTCQB) under the symbol “BSSP.”

Historically, there has not been an active trading market for our common stock. We have been eligible to participate in the OTCQB since September 27, 2011.

2011 BID PRICES
	High	Low
3rd Quarter	$0.00	$0.00
4th Quarter	$0.00	$0.00

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 28, 2012, we had approximately 41 stockholders of record of the 25,000,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

Use of Proceeds

On October 6, 2010, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock (pre 10:1 forward split).  Our Registration Statement became effective on July 25, 2011.  On August 17, 2011, we completed our offering for 500,000 shares of our common stock, resulting in gross proceeds of $50,000.  The common stock sold in our initial public offering to 40 investors was issued on August 23, 2011.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $44,042, of which $25,000 was legal fees, $10,750 was accounting and audit fees, $7,692 was EDGAR filing fees.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2011.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

Background

Bassline is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through December 31, 2011, we generated no revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2011, the Company had an accumulated deficit of $125,238. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenue

Since our inception on May 11, 2010 through December 31, 2011, we did not generate any revenues. We anticipate that the current economic recession have a material adverse affect on our continuing operations. Furthermore the decrease operating budgets of educational institutions and other businesses which would benefit from our services, could have a materially adverse affect on the promotion marketing of our Company.

Costs and Expenses

Operating expenses during year ended December 31, 2011 were $88,474, consisting of $281 in amoritzation, $1,831 in general and administrative and $86,362 in professional fees. In comparison, operating expenses in the year ended December 31, 2010 were $32,549, consisting of $47 in amortization, $1,449 in general and administrative and $31,053 in professional fees. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, accounting fees, and EDGAR fees.

Liquidity and Capital Resources

As of December 31, 2011, we had $3,651 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2011 and 2010. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(88,189)	$(32,502)
Net cash used in investing activities	-	(844)
Net cash provided by financing activities	85,061	40,125
Net increase (decrease) in Cash	(3,128)	6,779
Cash, beginning of year	6,779	-
Cash, end of year	$3,651	$6,779

Operating activities

Net cash used in operating activities was $88,189 for the year ended December 31, 2011, as compared to $32,502 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2011, as compared to $844 used in investing activities for the same period in 2010. The decrease in net cash used in investing activities was primarily due to the lack of additional funds spent on website development.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $85,061, as compared to $40,125 for the same period of 2010. The increase of net cash provided by financing activities was attributable to an increase in proceeds from the sale of our common stock and the line of credit.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party line of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Additionally, we are considering focusing more of our operations on artist management and production rental services.

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

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).         CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Randi Lorenzo, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation, Ms. Lorenzo has concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

As a result of Drew Hall’s resignation as President and Director of the Company, its 20,000,000 (post 10:1 forward split) shares of common stock were cancelled and returned to treasury.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers and their ages, positions, and biographies are set forth below.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Directors	Age	Title	Term
Randi Lorenzo	59	President & Director	Since August 18, 2011
Pamela Elliot	62	Secretary & Treasurer	Since August 18, 2011

Duties, Responsibilities and Experience

Randi Lorenzo.  Age 59, President and Director of Bassline from August 18, 2011 to present.  Ms. Lorenzo obtained her BA in Psychology from California State University, Sacramento.  For the past 10 years, Ms. Lorenzo has managed her personal real estate investment and stock portfolios.  Prior to managing her own investments, Ms. Lorenzo was employed by two major investment firms as a Sales Assistant from 1994-1999.  Recently Ms. Lorenzo has formed Staging by Randi, an interior design consulting company.  Ms. Lorenzo is an avid fundraiser, and has chaired events for the American Cancer Society, as well as the Fisher House in Seattle, Washington.  Ms. Lorenzo’s financial and fundraising experience has led us to the conclusion that she would be capable to serve in the positions of President and Director.

Pamela Elliot.  Age, 62, Secretary and Treasurer of Bassline from August 18, 2011 to present.  Ms. Elliot has been an independently licensed California Real Estate agent since 1974.  From March 2001 through July of 2009, Ms. Elliot was the President and Director of E & M Group, Inc. (formerly Madison Management, Inc.). With nearly thirty years of management experience in a variety of businesses, including real estate, retailing, manufacturing, consulting, and publishing, Ms. Elliott brings significant experience to the positions of Secretary and Treasurer.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2011, neither Ms. Lorenzo nor Ms. Elliot received any compensation for their roles associated as the company’s officers, or in the case of Ms. Lorenzo, as its sole director.

Future Compensation

Both Ms. Lorenzo and Ms. Elliot have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2011. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 28, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 25,000,000 shares of common stock outstanding.

Security Ownership of Management
Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Randi Lorenzo	20,000,000	80%
Pamela Elliot	0	0%
All Directors, Officers and Principle Stockholders as a Group	20,000,000	80%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Party’s address is in care of the Company at 1759 Grand Pheasant Lane, Lincoln, California 95648.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The Company utilizes office space provided at no cost from Ms. Lorenzo, our President, Treasurer and sole director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During May of 2010, Ms. Lorenzo received 20,000,000 (post 10:1 forward split) shares of common stock, at a price of $0.001 per share as a founder of Bassline. In her capacity as President and sole director and promoter of Bassline Productions, Inc., Ms. Lorenzo has developed the website and business plan. The proceeds from the sale of the shares to Ms. Lorenzo, $2,000, constituted the initial cash capitalization of the company.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 was $10,250 and $2,500, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Bassline Productions, Inc.		S-1		3(i)(a)	10/6//10
3(ii)(a)	Bylaws of Bassline Productions, Inc.		S-1		3(ii)(a)	10/6/10
10.1	Subscription Agreement		S-1		10.1	10/6/10
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSLINE PRODUCTIONS, INC.

By: /S/ Randi Lorenzo
       Randi Lorenzo, President

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Randi Lorenzo	President, Principal Executive Officer, Principal Financial Officer and Director	March 29, 2012
Randi Lorenzo

/S/ Pamela Elliot	Secretary and Treasurer	March 29, 2012
Pamela Elliot

BASSLINE PRODUCTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bassline Productions, Inc.

We have audited the accompanying balance sheets of Bassline Productions, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011, from inception (May 11, 2010) to December 31, 2010 and from inception (May 11, 2010) to December 31, 2011. Bassline Productions, Inc’s. (A Development Stage Company) management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bassline Productions, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the year ended December 31, 2011, from inception (May 11, 2010) to December 31, 2010 and from inception (May 11, 2010) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 26, 2012

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(audited)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$3,651	$6,779
Total current assets	3,651	6,779

Website, net	516	797

Total assets	$4,167	$7,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:	$-	$-

Long-term liabilities:
Line of credit	76,125	36,125
Accrued interest payable	4,219	967
Total long-term liabilities	80,344	37,092

Total liabilities	80,344	37,092

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,000,000 and 20,000,000 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	25,000	20,000
Additional paid in capital	24,061	(16,000)
Deficit accumulated during development stage	(125,238)	(33,516)
Total stockholders' deficit	(76,177)	(29,516)

Total liabilities and stockholders' deficit	$4,167	$7,576

See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

		Inception	Inception
	For the	(May 11, 2010)	(May 11, 2010)
	year ended	to	to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
Amortization expense	281	47	328
General and administrative	1,831	1,449	3,280
Professional fees	86,362	31,053	117,415
Total operating expenses	88,474	32,549	121,023

Other expenses:
Interest income	(4)	-	(4)
Interest expense	3,252	967	4,219
Total other expense	3,248	967	4,215

Net loss	$(91,722)	$(33,516)	$(125,238)

Weighted average number of common	20,824,176	19,911,111
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Inception, (May 11, 2010)	-	$-	-	$-	$-	$-	$-

May 12, 2010
Issuance of common stock for cash	-	-	20,000,000	20,000	(16,000)	-	4,000

Net loss	-	-	-	-	-	(33,516)	(33,516)

Balance, December 31, 2010	-	$-	20,000,000	$20,000	$(16,000)	$(33,516)	$(29,516)

August 17, 2011
Issuance of common stock for cash, net offering costs	-	-	5,000,000	5,000	40,061	-	45,061

Net loss	-	-	-	-	-	(91,722)	(91,722)

Balance, December 31, 2011	-	$-	25,000,000	$25,000	$24,061	$(125,238)	$(76,177)

See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

		Inception	Inception
	For the	(May 11, 2010)	(May 11, 2010)
	year ended	to	to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,722)	$(33,516)	$(125,238)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	281	47	328
Changes in operating assets and liabilities:
Increase in accrued interest payable	3,252	967	4,219

Net cash used in operating activities	(88,189)	(32,502)	(120,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	(844)	(844)

Net cash used in investing activities	-	(844)	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	40,000	36,125	76,125
Proceeds from sale of common stock, net of offering costs	45,061	4,000	49,061

Net cash provided by financing activities	85,061	40,125	125,186

NET CHANGE IN CASH	(3,128)	6,779	3,651

CASH AT BEGINNING OF PERIOD	6,779	-	-

CASH AT END OF PERIOD	$3,651	$6,779	$3,651

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Year End
The Company’s year end is December 31.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of  3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the year ended December 31, 2011 and for the period from Inception (May 11, 2010) to December 31, 2010 totaled $281 and $47, respectively.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended December 31, 2011 and for the period from Inception (May 11, 2010) to December 31, 2010.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through February 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended December 31, 2011 of ($125,238). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 3 – LINE OF CREDIT

On November 15, 2010, the Company executed a revolving credit line with an unrelated third party for up to $100,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of December 31, 2011, an amount of $76,125 has been used for general corporate purposes with a remaining balance of $23,875 available.  As of December 31, 2011 and 2010, the balance of accrued interest was $4,219 and $967, respectively.

Interest expense for the year ended December 31, 2011 was $3,252 and for the period from Inception (May 11, 2010) to December 31, 2010 was $967.

NOTE 4 – INCOME TAXES

At December 31, 2011 and 2010, the Company had a federal operating loss carryforward of $125,238 and $33,516, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$125,238	$33,516
Total deferred tax assets	43,833	11,731
Less: Valuation allowance	(43,833)	(11,731)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $43,833 and $11,731, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011 and 2010:

	2011	2010
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On November 22, 2011, a former officer and director of the Company agreed to return and cancel 20,000,000 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.  All shares and per share amounts below have been retroactively adjusted.

Common Stock
On May 12, 2010, the Company issued its officers and directors of the Company a total of 20,000,000 shares of its $0.001 par value common stock at a price of $0.0002 per share for subscriptions receivable of $4,000.  The Company received $4,000 in cash during August 2010.

On August 17, 2011, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for total cash received of $50,000 less direct offering costs totaling $4,939.  Of the total direct offering costs, $4,000 was for non-accountable expenses for an officer and director of the Company and a former officer and director of the Company.

During the year ended December 31, 2011, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of December 31, 2011 and 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

During January 2012, the Company received a total of $22,000 as a draw on the line of credit.