Form 10-Q
period 2012-03-31
Bassline Productions, Inc
filed 2012-05-14
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Columbia Center
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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2012 was 25,000,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

BASSLINE PRODUCTIONS, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$-	$3,651
Prepaid expenses	208	-
Total current assets	208	3,651

Website, net	446	516

Total assets	$654	$4,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$136	$-
Total current liabilities	136	-

Long-term liabilities:
Line of credit - related party	86,125	76,125
Accrued interest payable - related party	5,508	4,219
Total long-term liabilities	91,633	80,344

Total liabilities	91,769	80,344

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,000,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	25,000	25,000
Additional paid in capital	24,061	24,061
Deficit accumulated during development stage	(140,176)	(125,238)
Total stockholders' deficit	(91,115)	(76,177)

Total liabilities and stockholders' deficit	$654	$4,167

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$12,000	$-	$12,000

Operating expenses:
Amortization expense	70	70	398
General and administrative	7	18	3,287
Professional fees	25,573	4,835	142,988
Total operating expenses	25,650	4,923	146,673

Other expenses:
Interest income	-	-	(4)
Interest expense – related party	1,288	1,052	5,507
Total other expense	1,288	1,052	5,503

Net loss	$(14,938)	$(5,975)	$(140,176)

Weighted average number of common	25,000,000	20,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	To
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,938)	$(5,975)	$(140,176)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	70	70	398
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(208)	-	(208)
Increase in accrued interest payable – related party	1,289	1,052	5,508

Net cash used in operating activities	(13,787)	(4,853)	(134,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	-	(844)

Net cash used in investing activities	-	-	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	136	-	136
Proceeds from line of credit	10,000	10,000	86,125
Proceeds from sale of common stock, net of offering costs	-	-	49,061

Net cash provided by financing activities	10,136	10,000	135,322

NET CHANGE IN CASH	(3,651)	5,147	-

CASH AT BEGINNING OF PERIOD	3,651	6,779	-

CASH AT END OF PERIOD	$-	$11,926	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended March 31, 2012 and 2011 was $70 and $70, respectively.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentrations of Revenue
In 2012, one customer accounted for 100% of revenue.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended March 31, 2012 and 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended March 31, 2012 of ($140,176). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LINE OF CREDIT – RELATED PARTY

On November 15, 2010, the Company executed a revolving credit line with a related party for up to $100,000.  The related party is an entity that is owned and controlled by a family member of one of the officers of the Company.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of March 31, 2012, an amount of $86,125 has been used for general corporate purposes with a remaining balance of $13,875 available.  As of March 31, 2012, the balance of accrued interest was $5,508.

Interest expense for the three month period ended March 31, 2012 and 2011 was $1,288 and $1,052, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of March 31, 2012.

On August 23, 2011, the Company’s board of directors approved a 10-to-1 forward stock split with a record date of August 23, 2011.  This event has been retroactively applied to these financial statements.

On November 22, 2011, a former officer and director of the Company agreed to return and cancel 20,000,000 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.  All shares and per share amounts have been retroactively adjusted.

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

During the three months ended March 31, 2012, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 15, 2010, the Company executed a revolving credit line with a related party for up to $100,000.  The related party is an entity that is owned and controlled by a family member of one of the officers of the Company.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of March 31, 2012, an amount of $86,125 has been used for general corporate purposes with a remaining balance of $13,875 available.  As of March 31, 2012, the balance of accrued interest was $5,508.

Interest expense for the three month period ended March 31, 2012 and 2011 was $1,288 and $1,052, respectively.

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through March 31, 2012, we generated no revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2012, the Company had an accumulated deficit of $140,176. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2012, we generated revenue of $12,000 from one customer.  During the three months ended March 31, 2011, we did not generate revenue.

Operating expenses during the three months ended March 31, 2012 were $25,650 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended March 31, 2011 were $5,975, of which $18 was in general and administrative costs.

We have not been profitable from our inception in 2010 through March 31, 2012, and our accumulated deficit amounts to $140,176. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2012, we had $0.00 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and the period ending March 31, 2011:

	Three Months Ended March 31, 2012	Period Ended March 31, 2011
Net cash used in operating activities	$(13,787)	$(4,853)
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,136	10,000
Net increase (decrease) in Cash	(3,651)	5,147
Cash, beginning	3,651	6,779
Cash, ending	$-	$11,926

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

Operating activities

Net cash used in operating activities was $13,787 for the period ended March 31, 2012, as compared to $4,853 used in operating activities for the period ended March 31, 2011. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses, as well as professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2012 was $10,136, as compared to $10,000 for the same period of 2011. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 1A. Risk Factors

The risk factors listed in our 2011 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on March 30, 2012, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the period ended March, 2012, the Company received a total of $10,000 in draws on the line of credit.  As of March 31, 2012, the balance due on the line of credit totals $86,125.

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

BASSLINE PRODUCTIONS, INC.

Date: May 14, 2012	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)