Form 10-Q
period 2012-06-30
Bassline Productions, Inc
filed 2012-08-10
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2012 was 25,000,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

BASSLINE PRODUCTIONS, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$1,486	$3,651
Total current assets	1,486	3,651

Website, net	375	516

Total assets	$1,861	$4,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$18	$-
Total current liabilities	18	-

Long-term liabilities:
Line of credit - related party	96,226	76,125
Accrued interest payable - related party	6,898	4,219
Total long-term liabilities	103,124	80,344

Total liabilities	103,142	80,344

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,000,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	25,000	25,000
Additional paid in capital	24,061	24,061
Deficit accumulated during development stage	(150,342)	(125,238)
Total stockholders' deficit	(101,281)	(76,177)

Total liabilities and stockholders' deficit	$1,861	$4,167

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the	For the	For the	For the	(May 11, 2010)
	three months ended	three months ended	six months ended	six months ended	to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$12,000	$-	$12,000

Operating expenses:
Amortization expense	71	71	141	141	469
General and administrative	427	568	434	586	3,714
Professional fees	8,277	8,430	33,850	13,265	151,265
Total operating expenses	8,775	9,069	34,425	13,992	155,448

Other expenses:
Interest income	-	-	-	-	(4)
Interest expense	1,391	1,150	2,679	2,202	6,898
Total other expense	1,391	1,150	2,679	2,202	6,894

Net loss	$(10,166)	$(10,219)	$(25,104)	$(16,194)	$(150,342)

Weighted average number of common	25,000,000	20,000,000	25,000,000	20,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
			Inception
	For the	For the	(May 11, 2010)
	six months ended	six months ended	to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,104)	$(16,194)	$(150,342)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	141	141	469
Changes in operating assets and liabilities:
Increase in accounts payable	18	2,469	18
Increase in accrued interest payable	2,679	2,202	6,898

Net cash used in operating activities	(22,266)	(11,382)	(142,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	-	(844)

Net cash used in investing activities	-	-	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	20,101	10,000	96,226
Proceeds from sale of common stock, net of offering costs	-	-	49,061

Net cash provided by financing activities	20,101	10,000	145,287

NET CHANGE IN CASH	(2,165)	(1,382)	1,486

CASH AT BEGINNING OF PERIOD	3,651	6,779	-

CASH AT END OF PERIOD	$1,486	$5,397	$1,486

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended June 30, 2012 and 2011 was $71 and $71, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 was $141 and $141, respectively.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and six months ended June 30, 2012 and 2011.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through July 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended June 30, 2012 of ($150,342). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LINE OF CREDIT – RELATED PARTY

On November 15, 2010, the Company executed a revolving credit line with a related party for up to $100,000.  The related party is an entity that is owned and controlled by a family member of one of the officers of the Company.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of June 30, 2012, an amount of $96,226 has been used for general corporate purposes with a remaining balance of $3,774 available.  As of June 30, 2012, the balance of accrued interest was $6,898.

Interest expense for the three month period ended June 30, 2012 and 2011 was $1,391 and $1,150, respectively.  Interest expense for the six month period ended June 30, 2012 and 2011 was $2,679 and $2,202, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of June 30, 2012.

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

During the three months ended June 30, 2012, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of June 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through June 30, 2012, we generated no revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2012, the Company had an accumulated deficit of $150,342. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from sale of common stock and ultimately the achievement of significant operating revenues.

RESULTS OF OPERATIONS

During the three months ended June 30, 2012 and June 30, 2011, we did not generate any revenue.  During the six months ended June 30, 2012, we generated $12,000 in revenue and during the six months ended June 30, 2011, we did not generate revenue.

Operating expenses during the three months ended June 30, 2012 were $8,775, all of which consisted of $8,277 in professional fees, $427 in general and administrative expenses and $71 amortization expense. In comparison, operating expenses in the three months ended June 30, 2011 were $9,069, all of which consisted of $8,430 in professional fees, $568 in general and administrative expenses and $71 amortization expense. The decrease in total expenses from 2011 to 2012 is primarily attributable to a decrease in legal fees and accounting fees.

Operating expenses during the six months ended June 30, 2012 were $34,425, all of which consisted of $33,850 in professional fees, $434 in general and administrative expenses and $141 amortization expense. In comparison, operating expenses in the six months ended June 30, 2011 were $13,992, all of which consisted of $13,265 in professional fees, $568 in general and administrative expenses and $141 amortization expense. The increase in total expenses from 2011 to 2012 is primarily attributable to an increase in legal fees.

We have not been profitable from our inception in 2010 through June 30, 2012, and our accumulated deficit amounts to $150,342. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2012, we had $1,486 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$ (22,266)	$ (11,382)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,101	10,000
Net increase (decrease) in Cash	(2,165)	(1,382)
Cash, beginning	3,651	6,779
Cash, ending	$ 1,486	$ 5,397

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

We anticipate that we will incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $22,266 for the period ended June 30, 2012, as compared to $11,382 used in operating activities for the period ended June 30, 2011. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2012 was $20,101, as compared to $10,000 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to higher proceeds from the line of credit.

During the period ended June 30, 2012, the Company received a total of $20,101 in draws on the line of credit.  As of June 30, 2012, the balance due on the line of credit totals $96,226.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

BASSLINE PRODUCTIONS, INC.

Date: August 9, 2012	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)