Form 10-Q
period 2012-09-30
Bassline Productions, Inc
filed 2012-11-06
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Stoecklein Law Group, LLP
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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2012 was 25,000,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

BASSLINE PRODUCTIONS, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$892	$3,651
Total current assets	892	3,651

Website, net	305	516

Total assets	$1,197	$4,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$278	$-
Total current liabilities	278	-

Long-term liabilities:
Line of credit	104,576	76,125
Accrued interest payable	8,430	4,219
Total long-term liabilities	113,006	80,344

Total liabilities	113,284	80,344

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,000,000 and 25,000,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	25,000	25,000
Additional paid in capital	24,061	24,061
Deficit accumulated during development stage	(161,148)	(125,238)
Total stockholders' deficit	(112,087)	(76,177)

Total liabilities and stockholders' deficit	$1,197	$4,167

See Accompanying Notes to the Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the	For the	For the	For the	(May 11, 2010)
	three months ended	three months ended	nine months ended	nine months ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$12,000	$-	$12,000

Operating expenses:
Amortization expense	70	70	211	211	539
General and administrative	70	900	504	1,486	3,784
Professional fees	9,134	65,611	42,984	78,876	160,399
Total operating expenses	9,274	66,581	43,699	80,573	164,722

Other expenses:
Interest income	-	(3)	-	(3)	(4)
Interest expense	1,532	1,610	4,211	3,812	8,430
Total other expense	1,532	1,607	4,211	3,809	8,426

Net loss	$(10,806)	$(68,188)	$(35,910)	$(84,382)	$(161,148)

Weighted average number of common	25,000,000	22,445,652	25,000,000	20,824,176
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to the Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	nine months ended	nine months ended	to
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,910)	$(84,382)	$(161,148)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	211	211	539
Changes in operating assets and liabilities:
Increase in accounts payable	278	4,509	278
Increase in accrued interest payable	4,211	3,812	8,430

Net cash used in operating activities	(31,210)	(75,850)	(151,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	-	-	(844)

Net cash used in investing activities	-	-	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	29,851	30,000	105,976
Repayments to line of credit	(1,400)	-	(1,400)
Proceeds from sale of common stock, net of offering costs	-	45,061	49,061

Net cash provided by financing activities	28,451	75,061	153,637

NET CHANGE IN CASH	(2,759)	(789)	892

CASH AT BEGINNING OF PERIOD	3,651	6,779	-

CASH AT END OF PERIOD	$892	$5,990	$892

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to the Financial Statements.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended September 30, 2012 and 2011 was $70 and $70, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $211 and $211, respectively.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and nine months ended September 30, 2012 and 2011.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through October 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended September 30, 2012 of ($161,148). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – LINE OF CREDIT

On November 15, 2010, the Company executed a revolving credit line with a related party for up to $100,000.  The related party was an entity that is owned and controlled by a family member of one of the officers of the Company.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013.  As of September 30, 2012, an amount of $93,076 has been used for general corporate purposes with a remaining balance of $6,924 available.  As of September 30, 2012, the balance of accrued interest was $8,297.

On August 20, 2012, the related party agreed to assign the revolving credit line to a third party.  The terms of the loan remain the same.  The line of credit was reclassified from a related party transaction to a third party transaction.

Interest expense for the three month period ended September 30, 2012 and 2011 was $1,399 and $966, respectively.  Interest expense for the nine month period ended September 30, 2012 and 2011 was $4,078 and $2,287, respectively.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LINE OF CREDIT (CONTINUED)

On June 15, 2012, the Company executed a revolving credit line with a related party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015.  As of September 30, 2012, an amount of $3,750 has been used for general corporate purposes with a remaining balance of $46,250 available.  As of September 30, 2012, the balance of accrued interest was $57.

Interest expense for the three month period ended September 30, 2012 and 2011 was $57 and $0, respectively.  Interest expense for the nine month period ended September 30, 2012 and 2011 was $57 and $0, respectively.

On July 30, 2012, the Company executed a revolving credit line with a related party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015.  As of September 30, 2012, an amount of $7,750 has been used for general corporate purposes with a remaining balance of $42,250 available.  As of September 30, 2012, the balance of accrued interest was $76.

As of September 30, 2012, the Company has a total of $200,000 in revolving lines of credit with two entities of which a total of $104,576 is owed and there is a remaining balance of $95,424 available.

Interest expense for the three month period ended September 30, 2012 and 2011 was $76 and $0, respectively.  Interest expense for the nine month period ended September 30, 2012 and 2011 was $76 and $0, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of September 30, 2012.

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

Common Stock
During the nine months ended September 30, 2012, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of September 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In October 2012, the Company received $6,000 from the $50,000 revolving line of credit with a third party.

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through September  30, 2012, we generated $12,000 in revenues from that line of business. Our goal is to build a business which will encompass not only tour management and support for institutional instructors wishing to have their respective music departments compete in national festivals, but also provide professional production support for our clients at the performance venue.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2012, the Company had an accumulated deficit of $161,148. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from sale of common stock and ultimately the achievement of significant operating revenues.

RESULTS OF OPERATIONS

During the three months ended September 30, 2012 and September 30, 2011, we did not generate any revenue.  During the nine months ended September 30, 2012, we generated $12,000 in revenue and during the nine months ended September 30, 2011, we did not generate revenue.

Operating expenses during the three months ended September 30, 2012 were $9,274, all of which consisted of $9,134 in professional fees, $70 in general and administrative expenses and $70 amortization expense. In comparison, operating expenses in the three months ended September 30, 2011 were $66,581, all of which consisted of $65,611 in professional fees, $900 in general and administrative expenses and $70 amortization expense. The decrease in total expenses from 2011 to 2012 is primarily attributable to a decrease in legal fees and accounting fees.

Operating expenses during the nine months ended September 30, 2012 were $43,699, all of which consisted of $42,984 in professional fees, $504 in general and administrative expenses and $211 amortization expense. In comparison, operating expenses in the nine months ended September 30, 2011 were $80,573, all of which consisted of $78,876 in professional fees, $1,486 in general and administrative expenses and $211 amortization expense. The increase in total expenses from 2011 to 2012 is primarily attributable to an increase in legal fees.

We have not been profitable from our inception in 2010 through September 30, 2012, and our accumulated deficit amounts to $161,148. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2012, we had $892 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(31,210)	$(75,850)
Net cash used in investing activities
Net cash provided by financing activities	29,851	75,061
Net increase (decrease) in Cash	(2,759)	(789)
Cash, beginning	3,651	6,779
Cash, ending	$892	$5,990

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. In August of 2011, we completed the funding of our $50,000 registered offering. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings and debt financing, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Operating activities

Net cash used in operating activities was $31,210 for the period ended September 30, 2012, as compared to $75,850 used in operating activities for the period ended September 30, 2011. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2012 was $28,451, as compared to $75,061 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to higher proceeds from the line of credit.

During the period ended September 30, 2012, the Company received a total of $29,851 in draws on the revolving lines of credit and repaid a total of $1,400 on the revolving lines of credit.  As of September 30, 2012, the balance due on the total line of credit totals $104,576.

On June 15, 2012, we executed a $50,000 line of credit with a related party. To date, we have received $3,750 from the line of credit. The note is due on June 15, 2015 and bears interest at a rate of 6% per year.

On July 30, 2012, we executed an additional $50,000 line of credit with a related party. To date, we have received $7,750 from the line of credit. The note is due on August 1, 2015 and bears interest at a rate of 6% per year.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, Randi Lorenzo, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2012.

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

BASSLINE PRODUCTIONS, INC.

Date: November 5, 2012	By:	/S/ Randi Lorenzo
Randi Lorenzo
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)