Form 10-K
period 2012-12-31
Bassline Productions, Inc
filed 2013-04-01
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54497

BASSLINE PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach CA	92647
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (714) 907-1241

Copies of Communications to:

Harold P. Gewerter, Esq. Ltd.

5536 S. Ft. Apache #102

Las Vegas, Nevada 89148

(702) 382-1714

Fax (702) 382-1759

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2013 was 25,005,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BASSLINE PRODUCTIONS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

Index to Report

on Form 10-K

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

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

Since our inception on May 11, 2010 through December 31, 2012, we have generated minimal revenues  and have incurred a net loss of $70,794. Since May of 2010, our only business activities have included the formation of our corporate entity, the development of our business model, and the completion of our S-1 offering for $50,000.

Recent Change of Officers and Directors

On December 7, 2012, Randi Lorenzo submitted her letter of resignation from her position as President, CEO and Director of the Registrant, effective immediately. The resignation was accepted by the Registrant on December 7, 2012.

On December 7, 2012, Pamela Elliott submitted her letter of resignation from her position as Secretary and Treasurer of the Registrant, effective immediately. The resignation was accepted by the Registrant on December 7, 2012.

On December 7, 2012, in connection with resignation of Randi Lorenzo, the Board of Directors unanimously appointed Ms. Pamela Elliott to serve as President, CEO, and Director of the Registrant, effective immediately.

On December 7, 2012, in connection with Pamela Elliott’s resignation and subsequent appointment, the Board of Directors unanimously appointed Ms. Lisa Rubin to serve as the Secretary and Treasurer of the Registrant, effective immediately.

 OUR BUSINESS

Bassline was striving to build a multi-faceted entertainment based business. Our initial focus was based upon developing an online travel assistance service, as well as an onsite tour and performance management.

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

Employees

We are a development stage company and as of December 31, 2012 have only two part-time employees, Pamela Elliot, who is our President and sole Director, and Lisa Rubin, our Secretary and Treasurer. As of December 31, 2012 they devoted approximately 5-10 hours a week to Bassline Productions.

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

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $70,794 for the period ended December 31, 2012, and (iii) we have incurred losses of $70,794 for the period of Inception (May 11, 2010) to December 31, 2012, and have been focused on organizational and start-up activities and business plan development since we incorporated.

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

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Bassline, of either Ms. Rubin’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Ms.Elliot, our President and sole Director as well as, Ms. Rubin who is both our Secretary and Treasurer. They expect to devote limited time, approximately 5 to 10 hours a week on a going forward basis. It would be difficult to replace either Ms. Rubin or Ms. Elliot, at such an early stage of development of Bassline. The loss by or unavailability to Bassline, of either Ms. Rubin’s or Ms. Elliot’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Ms. Rubin or Ms. Elliot could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace either Ms. Rubin or Ms. Elliot, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Rubin, or Ms. Elliot then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Ms. Elliot and Ms. Rubin are involved with other businesses and there can be no assurance that they will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Elliot and Ms. Rubin are currently involved in other businesses.

Ms. Elliot and Ms. Rubin’s limited time devotion to Bassline, could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Elliot and Ms. Rubin are currently, and may continue in the future, to be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Elliot and Ms. Rubin currently devote only a portion of their time to our activities. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Elliot or Ms. Rubin, should their services be discontinued.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Bassline Productions, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Bassline Productions, Inc., are being made only in accordance with authorizations of managementa nd directors of Bassline Productions, Inc., and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bassline Productions’ assets that could have a material effect on the financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647. As of December 31, 2012, we have no monthly rent, nor do we accrue any expense for monthly rent. Ms. Elliot, our secretary and treasurer, provided us her home in which we conduct business on our behalf. Ms. Elliot did not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

BID PRICES
	High	Low
3rd Quarter 2011	$0.00	$0.00
4th Quarter 2011	$0.00	$0.00
1st Quarter 2012	$0.00	$0.00
2nd Quarter 2012	$0.00	$0.00
3rd Quarter 2012	$0.00	$0.00
4th Quarter 2012	$3.48	$2.50

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

Holders of Common Stock

As of March 28, 2013, we had approximately 41 stockholders of record of the 25,005,000 shares outstanding.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

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

OVERVIEW AND OUTLOOK

Background

Bassline is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through December 31, 2012, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2012, the Company had an accumulated deficit of $70,794. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenue

Since our inception on May 11, 2010 through December 31, 2012, we generated minimal revenues . We anticipate that the current economic recession have a material adverse affect on our continuing operations.

Costs and Expenses

Operating expenses during year ended December 31, 2012 were $54,428, consisting of $281 in amoritzation, $580 in general and administrative and $53,067 in professional fees. In comparison, operating expenses in the year ended December 31, 2011 were $88,474, consisting of $281 in amortization, $1,831 in general and administrative and $86,362 in professional fees. Thedecrease in total expenses from 2011 to 2012 is primarily attributable to an decrease in legal fees and EDGAR fees.

Liquidity and Capital Resources

As of December 31, 2012, we had $154 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2012 and 2011. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2012	2011
Net cash used in operating activities	$(40,388)	$(88,189)
Net cash used in investing activities	—	—
Net cash provided by financing activities	36,891	85,061
Net increase (decrease) in Cash	(3,497)	(3,128)
Cash, beginning of year	3,651	6,779
Cash, end of year	$154	$3,651

Operating activities

Net cash used in operating activities was $40,388 for the year ended December 31, 2012, as compared to $88,189 used in operating activities for the same period in 2011. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2011, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2012 was $36,891, as compared to $85,061 for the same period of 2011. The decrease of net cash provided by financing activities was attributable to a decrease in proceeds from the sale of our common stock and the line of credit.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Pamela Elliot, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, Ms. Elliot has concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2012 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Directors	Age	Title	Term
Pamela Elliot	63	President & Director	Since August 18, 2011
Lisa Rubin	46	Secretary & Treasurer	Since December 7, 2012

Duties, Responsibilities and Experience

Pamela Elliot. Age, 63, President & Director of Bassline from August 18, 2011 to present. Ms. Elliot has been an independently licensed California Real Estate agent since 1974. From March 2001 through July of 2009, Ms. Elliot was the President and Director of E & M Group, Inc. (formerly Madison Management, Inc.). With nearly thirty years of management experience in a variety of businesses, including real estate, retailing, manufacturing, consulting, and publishing, Ms. Elliott brings significant experience to the positions of President and Director.

Lisa Rubin, Age 46 , Secretary , and Treasurer; joined Bassline Productions, Inc., in December of 2012, and serves as the Company’s Secretary and Treasurer. Ms. Rubin attended Mesa College in San Diego, studying marketing and business management. From 1989 through present, Ms. Rubin has been employed with Jack In The Box, currently holding the position of Manager of Development Systems, Analysis and Capital Reporting. Her position at Jack In The Box requires her to manage the development and tracking of Restaurant Development’s capital budget to ensure it is properly utilized to meet the Company’s goal. Ms. Rubin’s financial and management experience has led us to the conclusion that she would be capable to serve in the positions of Secretary and Treasurer.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2012, neither Ms. Rubin nor Ms. Elliot received any compensation for their roles associated as the company’s officers or in the case of Ms. Elliot as sole director.

Future Compensation

Both Ms. Rubin and Ms. Elliot have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2012. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

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

Security Ownership of Management

Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Pamela Elliot	19,999,800	80%
All Directors, Officers and Principle Stockholders as a Group	19,999,800	80%
(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647.

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

The Company utilizes office space provided at no cost from Ms. Elliot, our President and sole director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith, LLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 was $11,000 and $10,250, respectively.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Bassline Productions, Inc.		S-1		3(i)(a)	10/6//10
3(ii)(a)	Bylaws of Bassline Productions, Inc.		S-1		3(ii)(a)	10/6/10
10.1	Subscription Agreement		S-1		10.1	10/6/10
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSLINE PRODUCTIONS, INC.

By:

Tamio Stehrenberger, President

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Principal Executive Officer, Principal Financial Officer and Director	March 29, 2013
Tamio Stehrenberger

	Secretary and Treasurer	March 29, 2013
Tamio Stehrenberger

BASSLINE PRODUCTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bassline Productions Inc

We have audited the accompanying balance sheets of Bassline Productions Inc (A Development Stage Company) (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the periods from inception (May 11, 2010) to December 31, 2011 and from inception (May 11, 2010) to December 31, 2012. Bassline Productions Inc management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bassline productions Inc (A Development Stage Company) as of December 31, 2012 and 2011 and the result of its operations and its cash flows for the year ended December 31, 2012 and for the periods from inception (May 11, 2010) to December 31, 2011 and from inception (May 11, 2010) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 12, 2013

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(audited)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$154	$3,651
Total current assets	154	3,651

Website, net	234	516

Total assets	$388	$4,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,258	$—
Total current liabilities	1,258	—

Long-term liabilities:
Line of credit	19,940	76,125
Accrued interest payable	423	4,219
Total long-term liabilities	20,363	80,344

Total liabilities	21,621	80,344

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,005,000 and 25,000,000 shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	25,005	25,000
Additional paid in capital	127,336	24,061
Deficit accumulated during development stage	(173,574)	(125,238)
Total stockholders' deficit	(21,233)	(76,177)

Total liabilities and stockholders' deficit	$388	$4,167

 See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

			Inception
	For the	For the	(May 11, 2010)
	year ended	year ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$12,000	$—	$12,000

Operating expenses:
Amortization expense	281	281	609
General and administrative	580	1,831	3,860
Professional fees	53,067	86,362	170,482
Executive compensation	500	—	500
Total operating expenses	54,428	88,474	175,451

Other expenses:
Interest income	—	(4)	(4)
Interest expense	5,908	3,252	10,127
Total other expense	5,908	3,248	10,123

Net loss	$(48,336)	$(91,722)	$(173,574)

Weighted average number of common	25,000,342	20,824,176
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

 See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

						Deficit
						Accumulated
						During	Total
	Preferred Shares		Common Shares		Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Stage	Deficit
Inception, (May 11, 2010)	—	$—	—	$—	$—	$—	$—

May 12, 2010
Issuance of common stock for subscriptions receivable	—	—	20,000,000	20,000	(20,000)	—	—

August 2, 2010
Cash received for subscriptions receivable	—	—	—	—	4,000	—	4,000

Net loss	—	—	—	—	—	(33,516)	(33,516)

Balance,December 31, 2010	—	$—	20,000,000	$20,000	$(16,000)	$(33,516)	$(29,516)

August 17, 2011
Issuance of common stock for cash, net offering costs	—	—	5,000,000	5,000	40,061	—	45,061

Net loss	—	—	—	—	—	(91,722)	(91,722)

Balance,December 31, 2011	—	$—	25,000,000	$25,000	$24,061	$(125,238)	$(76,177)

December 7, 2012
Issuance of common stock for executive compensation	—	—	5,000	5	495	—	500

December 31, 2012
Forgiveness of debt - related party	—	—	—	—	102,780	—	102,780

Net loss	—	—	—	—	—	(48,336)	(48,336)

Balance,December 31, 2012	—	$—	25,005,000	$25,005	$127,336	$(173,574)	$(21,233)

 See Accompanying Notes to Financial Statements

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

			Inception
	For the	For the	(May 11, 2010)
	year ended	year ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,336)	$(91,722)	$(173,574)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	281	281	609
Shares issued for executive compensation	500	—	500
Changes in operating assets and liabilities:
Increase in accounts payable	1,258	—	1,258
Increase in accrued interest payable	5,909	3,252	10,128

Net cash used in operating activities	(40,388)	(88,189)	(161,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	—	—	(844)

Net cash used in investing activities	—	—	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	38,291	40,000	114,416
Repayments to line of credit	(1,400)	—	(1,400)
Proceeds from sale of common stock, net of offering costs	—	45,061	49,061

Net cash provided by financing activities	36,891	85,061	162,077

NET CHANGE IN CASH	(3,497)	(3,128)	154

CASH AT BEGINNING OF PERIOD	3,651	6,779	—

CASH AT END OF PERIOD	$154	$3,651	$154

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON_CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$102,780	$—	$102,780
Shares issued for executive compensation	$500	$—	$500

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the years ended December 31, 2012 and 2011 was $281 and $281, respectively.

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

Advertising Costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2012 and 2011.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, no income tax expense has been incurred.

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

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through February 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended December 31, 2012 of ($173,574). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

NOTE 3 – LINE OF CREDIT

On November 15, 2010, the Company executed a revolving credit line with a related party for up to $100,000. The related party was an entity that is owned and controlled by a family member of one of the officers of the Company. The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 15, 2013. As of December 31, 2012, the line of credit was terminated.

On August 20, 2012, the related party agreed to assign the revolving credit line to a third party. The terms of the loan remain the same. The line of credit was reclassified from a related party transaction to a third party transaction.

On December 31, 2012, the entire balance of principal $93,076 and accrued interest of $9,704 was forgiven by the lender, who is a shareholder of the Company, and was recorded to additional paid in capital..

Interest expense for the years ended December 31, 2012 and 2011 was $5,485 and $3,252, respectively.

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. As of December 31, 2012, an amount of $6,190 has been used for general corporate purposes with a remaining balance of $43,810 available. As of December 31, 2012, the balance of accrued interest was $138.

Interest expense for the years ended December 31, 2012 and 2011 was $138 and $0, respectively.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. As of December 31, 2012, an amount of $13,750 has been used for general corporate purposes with a remaining balance of $36,250 available. As of December 31, 2012, the balance of accrued interest was $284.

As of December 31, 2012, the Company has a total of $100,000 in revolving lines of credit with two entities of which a total of $19,940 is owed and there is a remaining balance of $80,060 available.

Interest expense for the years ended December 31, 2012 and 2011 was $5,908 and $3,252, respectively.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

NOTE 4 – INCOME TAXES

At December 31, 2012 and 2011, the Company had a federal operating loss carryforward of $173,074 and $125,238, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$60,576	$43,833
Total deferred tax assets	60,576	43,833
Less: Valuation allowance	(60,576)	(43,833)
Net deferred tax assets	$—	$—

NOTE 4 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $60,576 and $43,833, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of December 31, 2012.

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

Common Stock

On May 12, 2010, the Company issued its officers and directors of the Company a total of 20,000,000 shares of its $0.001 par value common stock at a price of $0.0001 per share for subscriptions receivable of $20,000. The Company received $4,000 in cash during August 2010.

On August 17, 2011, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for total cash received of $50,000 less direct offering costs totaling $4,939. Of the total direct offering costs, $4,000 was for non-accountable expenses for an officer and director of the Company and a former officer and director of the Company.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

On December 7, 2012, the Company issued 5,000 shares of common stock at a price of $0.10 per share for executive compensation valued at $500. The fair value of the shares were valued according to the fair value of the executive compensation rendered.

On December 31, 2012, a shareholder of the Company agreed to forgive a total of $102,780 in notes payable and accrued interest which was recorded to additional paid in capital.

During the year ended December 31, 2012, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

