Form 10-Q
period 2013-03-31
Bassline Productions, Inc
filed 2013-06-20
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

 [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54497

Bassline Productions, Inc.

BASSLINE PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach, California	92647
(Address of principal executive offices)	(Zip Code)

(714) 907-1241

(Registrant’s telephone number, including area code)

Copies of Communications to:

Harold P. Gewerter, Esq.

Harold P. Gewerter, Esq. Ltd.

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(702) 382-1714

Fax (702) 382-1759

E-mail: harold@gewerterlaw.com

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on June 10, 2013 was 25,005,000 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

1

BASSLINE PRODUCTIONS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$2	$154
Prepaid expenses	4,900	—
Total current assets	4,902	154

Website, net	164	234

Total assets	$5,066	$388

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$518	$1,258
Convertible notes payable - related party, net	—	—
Accrued interest payable - related party	118	—
Total current liabilities	636	1,258

Long-term liabilities:
Line of credit	21,065	19,940
Accrued interest payable	734	423
Total long-term liabilities	21,799	20,363

Total liabilities	22,435	21,621

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,005,000 and 25,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	25,005	25,005
Additional paid in capital	135,877	127,336
Notes receivable - related party	(100)	—
Deficit accumulated during development stage	(178,151)	(173,574)
Total stockholders' deficit	(17,369)	(21,233)

Total liabilities and stockholders' deficit	$5,066	$388

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$—	$12,000	$12,000

Operating expenses:
Amortization expense	71	70	680
General and administrative	51	7	3,911
Professional fees	4,025	25,573	174,507
Executive compensation	—	—	500
Total operating expenses	4,147	25,650	179,598

Other expenses:
Interest income	—	—	(4)
Interest expense	312	1,288	10,439
Interest expense - related party	118	—	118
Total other expense	430	1,288	10,553

Net loss	$(4,577)	$(14,938)	$(178,151)

Weighted average number of common	25,005,000	25,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	to
	March 31,	March 31,	March 31,
	2013	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,577)	$(14,938)	$(178,151)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	71	70	680
Shares issued for executive compensation	—	—	500
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(4,900)	(208)	(4,900)
Increase in accounts payable	(740)	—	518
Increase in current accrued interest payable - related party	118	—	118
Increase in long term accrued interest payable	311	1,289	10,439

Net cash used in operating activities	(9,717)	(13,787)	(170,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	—	—	(844)
Payments for notes receivable - related party	(100)	—	(100)

Net cash used in investing activities	(100)	—	(944)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	136	—
Proceeds from convertible notes payable - related party	8,540	—	8,540
Proceeds from line of credit	1,125	10,000	115,541
Repayments to line of credit	—	—	(1,400)
Proceeds from sale of common stock, net of offering costs	—	—	49,061

Net cash provided by financing activities	9,665	10,136	171,742

NET CHANGE IN CASH	(152)	(3,651)	2

CASH AT BEGINNING OF PERIOD	154	3,651	—

CASH AT END OF PERIOD	$2	$—	$2

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$—	$—	$102,780
Shares issued for executive compensation	$—	$—	$500
Beneficial conversion featue on convertible note payable	$8,540	$—	$8,540

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the three months ended March 31, 2013 and 2012 was $71 and $70, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended March 31, 2013 and 2012.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended March 31, 2013 of ($178,151). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSE

As of March 31, 2013, the Company had prepaid expenses totaling $4,900 for one year of XBRL and Edgar fees. The prepaid expenses will be amortized as the services are rendered. During the three months ended March 31, 2013, the Company recorded $0 in fees.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On March 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,540. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $8,540 which will be amortized over the life of the loan. During the three months ended March 31, 2013, the Company recorded $0 in amortization of the beneficial conversion feature.

During the three months ended March 31, 2013, the Company had interest expense – related party of $118.

NOTE 5 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. As of March 31, 2013, an amount of $7,315 has been used for general corporate purposes with a remaining balance of $42,865 available. As of March 31, 2013, the balance of accrued interest was $246.

Interest expense for the three months ended March 31, 2013 and 2012 was $108 and $0, respectively.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. As of March 31, 2013, an amount of $13,750 has been used for general corporate purposes with a remaining balance of $36,250 available. As of March 31, 2013, the balance of accrued interest was $488.

As of March 31, 2013, the Company has a total of $100,000 in revolving lines of credit with two entities of which a total of $21,065 is owed and there is a remaining balance of $78,935 available.

Interest expense for the three months ended March 31, 2013 and 2012 was $312 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of September 30, 2012.

Common Stock

During the three months ended March 31, 2013, there have been no other issuances of common stock.

On March 10, 2013, the Company’s board of directors approved the issuance of a dividend to the shareholders. The shareholders shall receive 2 shares of common stock for each 1 share of common stock held. As of March 31, 2013, the Company is awaiting approval from FINRA for the issuance.

NOTE 7 – WARRANTS AND OPTIONS

As of March 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

On March 25, 2013, the Company loaned $100 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of the Company. The loan bears interest at a fixed amount of $10. The Company does not expect repayment of the loan or accured interest from Match Trade, Inc. and has reclassified this notes receivable – related party to an equity account. Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

NOTE 9 – SUBSEQUENT EVENTS

In April 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share.

In May 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share.

On June 13, 2013, the Company postponed the closing of the merger with Match Trade, Inc. Match Trade, Inc. was required to deliver audited financial statements and footnotes to the Company and Match Trade, Inc. has not been able to deliver that yet.

On June 18, 2013, the Company postponed the closing of the merger with On The Curb, LLC. On The Curb, LLC was required to deliver audited financial statements and footnotes to the Company and On The Curb, LLC. has not been able to deliver that yet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

·	our ability to diversify our operations;
·	inability to raise additional financing for working capital;

·	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
·	our ability to attract key personnel;

·	our ability to operate profitably;
·	our ability to generate sufficient funds to operate the Bassline Productions, Inc. operations, upon completion of our acquisition;

·	deterioration in general or regional economic conditions;
·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	the inability of management to effectively implement our strategies and business plan;

·	inability to achieve future sales levels or other operating results;
·	the unavailability of funds for capital expenditures;

·	other risks and uncertainties detailed in this report;

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through March 31, 2013, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $178,151. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2013, we generated revenue of $0. During the three months ended March 31, 2012, we generated revenue of $12,000 from one customer.

Operating expenses during the three months ended March 31, 2013 were $4,147 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended March 31, 2012 were $25,650 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through March 31, 2013, and our accumulated deficit amounts to $178,151. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2013, we had $2 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and the period ending March 31, 2012:

	Three Months Ended March 31, 2013	Period Ended March 31, 2012
Net cash used in operating activities	$(9,717)	$(13,787)
Net cash used in investing activities	(100)	—
Net cash provided by financing activities	9,665	10,136
Net increase (decrease) in Cash	(152)	(3,651)
Cash, beginning	154	3,651
Cash, ending	$2	$—

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

Operating activities

Net cash used in operating activities was $9,717 for the period ended March 31, 2013, as compared to $13,787 used in operating activities for the period ended March 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses, as well as professional fees.

Investing activities

Net cash used in investing activities was $100 for the period ended March 31, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $9,665 as compared to $10,136 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 1A. Risk Factors

The risk factors listed in our 2012 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on March 29, 2013, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

BASSLINE PRODUCTIONS, INC.

Date: June 20, 2013	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

