Form 10-Q/A
period 2013-03-31
Bassline Productions, Inc
filed 2013-06-21
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q / A

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

BASSLINE PRODUCTIONS, INC.

Date: June 21, 2013	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

