Form 10-Q
period 2013-06-30
Bassline Productions, Inc
filed 2013-08-12
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2013 was 25,005,000 shares.

1

BASSLINE PRODUCTIONS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$234	$154
Prepaid expenses	3,675	—
Total current assets	3,909	154

Website, net	94	234

Total assets	$4,003	$388

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,368	$1,258
Convertible notes payable - related party, net	25,957	—
Accrued interest payable - related party	864	—
Total current liabilities	28,189	1,258

Long-term liabilities:
Line of credit	21,065	19,940
Accrued interest payable	1,049	423
Total long-term liabilities	22,114	20,363

Total liabilities	50,303	21,621

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 25,005,000 and 25,000,000 shares issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	25,005	25,005
Additional paid in capital	185,877	127,336
Notes receivable - related party	(35,350)	—
Deficit accumulated during development stage	(221,832)	(173,574)
Total stockholders' deficit	(46,300)	(21,233)

Total liabilities and stockholders' deficit	$4,003	$388

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the	For the	For the	For the	(May 11, 2010)
	three months ended	three months ended	six months ended	six months ended	to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$12,000	$12,000

Operating expenses:
Amortization expense	70	71	141	141	750
General and administrative	3,074	427	3,125	434	6,985
Professional fees	8,725	8,277	12,750	33,850	183,232
Executive compensation	5,000	—	5,000	—	5,500
Total operating expenses	16,869	8,775	21,016	34,425	196,467

Other expenses:
Interest income	—	—	—	—	(4)
Interest expense	109	1,391	421	2,679	10,548
Interest expense - related party	26,703	—	26,821	—	26,821
Total other expense	26,812	1,391	27,242	2,679	37,365

Net loss	$(43,681)	$(10,166)	$(48,258)	$(25,104)	$(221,832)

Weighted average number of common	25,005,000	25,000,000	25,005,000	25,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	six months ended	six months ended	to
	June 30,	June 30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,258)	$(25,104)	$(221,832)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	141	141	750
Shares issued for executive compensation	—	—	500
Amortization of beneficial conversion feature	25,957	—	25,957
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(3,675)	—	(3,675)
Increase in accounts payable	110	18	1,368
Increase in current accrued interest payable - related party	864	—	864
Increase in accrued interest payable	626	2,679	10,754

Net cash used in operating activities	(24,235)	(22,266)	(185,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website development	—	—	(844)
Proceeds for notes payable - related party	(37,100)	—	(37,100)
Payments for notes receivable - related party	1,750	—	1,750

Net cash used in investing activities	(35,350)	—	(36,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	—	—
Proceeds from convertible notes payable - related party	58,540	—	58,540
Proceeds from line of credit	1,125	20,101	115,541
Repayments to line of credit	—	—	(1,400)
Proceeds from sale of common stock, net of offering costs	—	—	49,061

Net cash provided by financing activities	59,665	20,101	221,742

NET CHANGE IN CASH	80	(2,165)	234

CASH AT BEGINNING OF PERIOD	154	3,651	—

CASH AT END OF PERIOD	$234	$1,486	$234

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$—	$—	$102,780
Shares issued for executive compensation	$—	$—	$500
Beneficial conversion feature on convertible note payable	$58,540	$—	$58,540

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the three months ended June 30, 2013 and 2012 was $70 and $71, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $141 and $141, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and six months ended June 30, 2013 and 2012.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through July 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended June 30, 2013 of ($221,832). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSE

As of March 31, 2013, the Company had prepaid expenses totaling $4,900 for one year of XBRL and Edgar fees. The prepaid expenses will be amortized as the services are rendered. During the three months ended June 30, 2013, the Company recorded $1,225 in fees. During the six months ended June 30, 2013, the Company recorded $1,225 in fees.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On March 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,540. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $8,540 which will be amortized over the life of the loan. During the six months ended June 30, 2013, the Company recorded $5,124 in amortization of the beneficial conversion feature.

On April 25, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan. During the three months ended June 30, 2013, the Company recorded $12,500 in amortization of the beneficial conversion feature. During the six months ended June 30, 2013, the Company recorded $12,500 in amortization of the beneficial conversion feature.

On May 22, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note is due in August 2013 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan. During the three months ended June 30, 2013, the Company recorded $8,333 in amortization of the beneficial conversion feature. During the six months ended June 30, 2013, the Company recorded $8,333 in amortization of the beneficial conversion feature.

During the three months ended June 30, 2013, the Company had interest expense – related party of $26,703 of which $746 is interest and $25,957 is amortization of beneficial conversion feature. During the six months ended June 30, 2013, the Company had interest expense – related party of $26,821 of which $864 is interest and $25,957 is amortization of beneficial conversion feature.

NOTE 5 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. As of June 30, 2013, an amount of $7,315 has been used for general corporate purposes with a remaining balance of $42,865 available. As of June 30, 2013, the balance of accrued interest was $356.

Interest expense for the three months ended June 30, 2013 and 2012 was $109 and $3, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $218 and $3, respectively.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. As of June 30, 2013, an amount of $13,750 has been used for general corporate purposes with a remaining balance of $36,250 available. As of June 30, 2013, the balance of accrued interest was $693.

As of June 30, 2013, the Company has a total of $100,000 in revolving lines of credit with two entities of which a total of $21,065 is owed and there is a remaining balance of $78,935 available.

Interest expense for the three months ended June 30, 2013 and 2012 was $206 and $0, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $409 and $0, respectively.

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of June 30, 2013.

Common Stock

During the six months ended June 30, 2013, there have been no other issuances of common stock.

On March 10, 2013, the Company’s board of directors approved the issuance of a dividend to the shareholders. The shareholders shall receive 2 shares of common stock for each 1 share of common stock held. As of March 31, 2013, the Company is awaiting approval from FINRA for the issuance.

NOTE 7 – WARRANTS AND OPTIONS

As of June 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company recorded executive compensation of $5,000 for its Chief Executive Officer.

As of June 30, 2013, the Company loaned $14,900 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of the Company. The loan bears interest at a fixed amount of $10. The Company does not expect repayment of the loan or accrued interest from Match Trade, Inc. and has reclassified this notes receivable – related party to an equity account. Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of June 30, 2013, the Company loaned $20,450 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company. The loan bears interest at a fixed amount of $10. The Company does not expect repayment of the loan or accrued interest from On The Curb, LLC and has reclassified this notes receivable – related party to an equity account. Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

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

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through June 30, 2013, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $221,832. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2013, we generated revenue of $0. During the three months ended June 30, 2012, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2013 were $16,869 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2012 were $8,775 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2013, and our accumulated deficit amounts to $221,832. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2013, we had $234 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and the period ending June 30, 2012:

	Three Months Ended March 31, 2013	Period Ended March 31, 2012
Net cash used in operating activities	$(24,235)	$(22,266)
Net cash used in investing activities	(35,350)	-
Net cash provided by financing activities	59,665	20,101
Net increase (decrease) in Cash	80	(2,165)
Cash, beginning	154	3,651
Cash, ending	$234	$1,486

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

Operating activities

Net cash used in operating activities was $24,235 for the period ended June 30, 2013, as compared to $22,266 used in operating activities for the period ended June 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses and loans as well as professional fees.

Investing activities

Net cash used in investing activities was $35,350 for the period ended June 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $9,665 as compared to $10,136 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

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

BASSLINE PRODUCTIONS, INC.

Date: August 9, 2013	By:
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

