Form 10-Q
period 2013-09-30
Bassline Productions, Inc
filed 2013-11-19
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ X ] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2013 was 75,027,369 shares.

1

BASSLINE PRODUCTIONS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	4,820	154
Prepaid expenses	2,450	—
Total current assets	7,270	154

Fixed assets, net	1,128	—
Website, net	23	234

Total assets	8,421	388

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	3,378	1,258
Convertible notes payable - related party, net	72,893	—
Accrued interest payable - related party	2,734	—
Total current liabilities	79,005	1,258

Long-term liabilities:
Line of credit	9,956	19,940
Accrued interest payable	51	423
Total long-term liabilities	10,007	20,363

Total liabilities	89,012	21,621

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 75,015,000 and 75,015,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	75,015	75,015
Additional paid in capital	179,193	77,326
Common stock payable	22,512
Notes receivable - related party	(49,250)	—
Deficit accumulated during development stage	(308,061)	(173,574)
Total stockholders' deficit	(80,591)	(21,233)

Total liabilities and stockholders' deficit	8,421	388

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the	For the	For the	For the	(May 11, 2010)
	three months ended	three months ended	nine months ended	nine months ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$12,000	$12,000

Operating expenses:
Amortization expense	132	70	273	211	882
General and administrative	3,864	70	6,989	504	10,849
Professional fees	12,730	9,134	25,480	42,984	195,962
Executive compensation	14,000	—	19,000	—	19,500
Total operating expenses	30,726	9,274	51,742	43,699	227,193

Other expenses:
Interest income	—	—	—	—	(4)
Interest expense	468	1,532	889	4,211	11,016
Interest expense - related party	55,035	—	81,856	—	81,856
Total other expense	55,503	1,532	82,745	4,211	92,868

Net loss	$(86,229)	$(10,806)	$(134,487)	$(35,910)	$(308,061)

Weighted average number of common	75,015,000	75,000,000	75,015,000	75,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	nine months ended	nine months ended	to
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(134,487)	(35,910)	(308,061)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization	273	211	882
Shares issued for executive compensation	—	—	500
Shares issued for financing expense	10,143	—	10,143
Amortization of benefical conversion feature	68,980	—	68,980
Changes in operating assets and liabilities:		—	—
(Increase) in prepaid expenses	(2,450)	—	(2,450)
Increase in accounts payable	2,120	278	3,378
Increase in current accrued interest payable - related party	2,734	—	2,734
Increase in accrued interest payable	888	4,211	11,016

Net cash used in operating activities	(51,799)	(31,210)	(212,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,190)	—	(1,190)
Purchase of website development	—	—	(844)
Proceeds for notes payable - related party	(53,700)	—	(53,700)
Payments for notes receivable - related party	4,450	—	4,450

Net cash used in investing activities	(50,440)	—	(51,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	—	—
Proceeds from convertible notes payable - related party	107,030	—	107,030
Repayments for convertible notes payable - related party	(1,250)		(1,250)
Proceeds from line of credit	1,125	29,851	115,541
Repayments to line of credit	—	(1,400)	(1,400)
Proceeds from sale of common stock, net of offering costs	—	—	49,061

Net cash provided by financing activities	106,905	28,451	268,982

NET CHANGE IN CASH	4,666	(2,759)	4,820

CASH AT BEGINNING OF PERIOD	154	3,651	—

CASH AT END OF PERIOD	4,820	892	4,820

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$—	$—	102,780
Shares issued for executive compensation	$—	$—	500
Shares issued for financing expense	10,143	$—	10,143
Beneficial conversion feature on convertible note payable	101,867	$—	101,867
Conversion of debt	22,511	$—	22,511

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the three months ended September 30, 2013 and 2012 was $132 and $70, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $273 and $211, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and nine months ended September 30, 2013 and 2012.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended September 30, 2013 of ($308,061). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSE

As of March 31, 2013, the Company had prepaid expenses totaling $4,900 for one year of XBRL and Edgar fees. The prepaid expenses will be amortized as the services are rendered. During the three months ended September 30, 2013, the Company recorded $1,225 in fees. During the nine months ended September 30, 2013, the Company recorded $2,450 in fees.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On March 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,540. The note is due in February 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $8,540 which will be amortized over the life of the loan. During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014. During the three months ended September 30, 2013, the Company recorded $3,416 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $8,540 in amortization of the beneficial conversion feature.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On April 25, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note was originally due on August 2013 and is extended to February 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan. During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014. During the three months ended September 30, 2013, the Company recorded $12,500 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $25,000 in amortization of the beneficial conversion feature.

On May 22, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000. The note was originally due on August 2013 and is extended to February 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan. During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014. During the three months ended September 30, 2013, the Company recorded $16,667 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $25,000 in amortization of the beneficial conversion feature.

On July 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,500. The note is due in January 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $25,500 which will be amortized over the life of the loan. During the three months ended September 30, 2013, the Company recorded $8,500 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $8,500 in amortization of the beneficial conversion feature.

On August 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $14,195. The note is due in February 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $11,640 which will be amortized over the life of the loan. During the three months ended September 30, 2013, the Company recorded $1,940 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $1,940 in amortization of the beneficial conversion feature.

On September 30, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $7,545. The note is due in March 31, 2014 and bears interest at 8% per annum. The principal amount is convertible into shares of common stock at a rate of $1 per share. The Company recorded a beneficial conversion feature of $6,187 which will be amortized over the life of the loan. During the three months ended September 30, 2013, the Company recorded $0 in amortization of the beneficial conversion feature. During the nine months ended September 30, 2013, the Company recorded $0 in amortization of the beneficial conversion feature.

During the three months ended September 30, 2013, the Company had interest expense – related party of $44,893 of which $1,870  is interest and $43,023 is amortization of beneficial conversion feature. During the nine months ended September 30, 2013, the Company had interest expense – related party of $71,714 of which $2,734 is interest and $68,980 is amortization of beneficial conversion feature.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares have not been issued as of September 30, 2013 and are recorded in common stock payable. As of September 30, 2013, an amount of $3,634 has been used for general corporate purposes with a remaining balance of $46,366 available. As of September 30, 2013, the balance of accrued interest was $19.

Interest expense for the three months ended September 30, 2013 and 2012 was $92 and $57, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $310 and $57, respectively.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. As of September 30, 2013, an amount of $6,322 has been used for general corporate purposes with a remaining balance of $43,678 available. As of September 30, 2013, the balance of accrued interest was $32.

Interest expense for the three months ended September 30, 2013 and 2012 was $170 and $76, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $579 and $76, respectively.

As of September 30, 2013, the Company has a total of $100,000 in revolving lines of credit with two entities of which a total of $9,956 is owed and there is a remaining balance of $90,044 available.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of September 30, 2013.

Common Stock

During the nine months ended September 30, 2013, there have been no other issuances of common stock.

On March 10, 2013, the Company’s board of directors approved the issuance of a dividend to the shareholders. The shareholders shall receive 2 shares of common stock for each 1 share of common stock held. As of August 6, 2013, the Company received approval from FINRA for the issuance. The Company accounted for this stock dividend as a stock split and the shares and per share amounts were retroactively restated.

On August 30, 2013, the Company agreed to issue a total of 12,369 shares of common stock for the conversion of debt totaling $22,511. As of September 30, 2013, the shares have not been issued and are recorded in common stock payable.

During the nine months ended September 30, 2013, the Company recorded a total of $101,867 to additional paid in capital for the beneficial conversion feature related to the convertible notes payable – related party.

BASSLINE PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – WARRANTS AND OPTIONS

As of September 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2013, the Company recorded executive compensation of $19,000 for its Chief Executive Officer.

As of September 30, 2013, the Company loaned $26,050 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of the Company. The loan bears interest at a fixed amount of $10. The Company does not expect repayment of the loan or accrued interest from Match Trade, Inc. and has reclassified this notes receivable – related party to an equity account. Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of September 30, 2013, the Company loaned $23,200 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company. The loan bears interest at a fixed amount of $10. The Company does not expect repayment of the loan or accrued interest from On The Curb, LLC and has reclassified this notes receivable – related party to an equity account. Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose, except as follows.

During November 2013, the Board of Directors of the Company is in the process of cancelling 38,134,399 shares of common stock, of which 33,369,399 of the cancelled shares being owned by management or parties affiliated therewith. The total number of shares outstanding after the cancellation will be approximately 36,880,601.

During November 2013, the Company issued 12,369 shares from the conversion of debt. (See Note 6.)

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

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through September 30, 2013, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $308,061. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2013, we generated revenue of $0. During the three and nine months ended September 30, 2012, we generated revenue of $0 and $12,000, respectively.

Operating expenses during the three and nine months ended September 30, 2013 were $30,726 and $51,742 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures, depreciation and amortization. In comparison, operating expenses for the three and nine months period ended September 30, 2012 were $9,274 and $43,699 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures, depreciation and amortization.

We have not been profitable from our inception in 2010 through September 30, 2013, and our accumulated deficit amounts to $308,061. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2013, we had $4,820 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended September 30, 2013 and the period ending September 30, 2012:

	Period Ended September 30, 2013	Period Ended September 30, 2012
Net cash used in operating activities	$(51,799)	$(31,210)
Net cash used in investing activities	(50,440)	—
Net cash provided by financing activities	106,905	28,451
Net increase (decrease) in Cash	4,666	(2,759)
Cash, beginning	154	3,651
Cash, ending	$4,820	$892

Since inception, we have financed our cash flow requirements through issuance of common stock  and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. In August of 2011, we completed the funding of our $50,000 registered offering. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Operating activities

Net cash used in operating activities was $51,799 for the period ended September 30, 2013, as compared to $31,210 used in operating activities for the period ended September 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses and loans as well as professional fees.

Investing activities

Net cash used in investing activities was $50,440 for the period ended September 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $106,905 as compared to $28,451 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

BASSLINE PRODUCTIONS, INC.

Date: November 18, 2013	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

