Form 10-K/A
period 2012-12-31
Bassline Productions, Inc
filed 2014-02-27
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [x] No [ ]

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

This amendment is filed for the sole purpose of reflecting changes to the independent auditors’ report.

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

Costs and Expenses

Operating expenses during year ended December 31, 2012 were $54,428, consisting of $281 in amoritzation, $580 in general and administrative and $53,067 in professional fees. In comparison, operating expenses in the year ended December 31, 2011 were $88,474, consisting of $281 in amortization, $1,831 in general and administrative and $86,362 in professional fees. The decrease in total expenses from 2011 to 2012 is primarily attributable to an decrease in legal fees and EDGAR fees.

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

By: /s/ Tamio Stehrenberger
Tamio Stehrenberger, President
Date: February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Tamio Stehrenberger	President, Principal Executive Officer, Principal Financial Officer and Director	February 18, 2014
Tamio Stehrenberger

/s/ Tamio Stehrenberger	Secretary and Treasurer	February 18, 2014
Tamio Stehrenberger

BASSLINE PRODUCTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bassline Productions Inc

We have audited the accompanying balance sheets of Bassline Productions Inc (A Development Stage Company) (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (May 11, 2010) to December 31, 2012. Bassline Productions Inc management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bassline productions Inc (A Development Stage Company) as of December 31, 2012 and 2011 and the result of its operations and its cash flows for the years then ended and from inception (May 11, 2010) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

BASSLINE PRODUCTIONS, INC.

(a Development Stage Company)

Notes to Financial Statements

(audited)

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

