Form 10-K
period 2013-12-31
REVE TECHNOLOGIES, INC.
filed 2014-04-15
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach CA	92647
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (714) 907-1241

Copies of Communications to:
Harold P. Gewerter, Esq. Ltd.
5536 S. Ft. Apache #102
Las Vegas, Nevada 89148
(702) 382-1714
Fax (702) 382-1759

Bassline Productions, Inc.
(Former name, if changed since last report)

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
Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $21,150,000 based on a share value of $1.41.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2014 was 75,027,369 shares. Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on August 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

REVE TECHNOLOGIES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "Reve", "the Company", and similar terms refer to Reve Technologies, Inc.

PART I

ITEM 1. BUSINESS

General Business Development

We were originally incorporated in the State of Nevada on May 11, 2010, under the name Bassline Productions, Inc.  We were formed to assist in the travel arrangements of educational and other institutional organizations interested in performing at festivals and competitions in the areas of musical and drama performance.  On March 21, 2014, our board of directors filed an amendment to our articles of incorporation to change our name to Reve Technologies, Inc.

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

Since our inception on May 11, 2010 through December 31, 2013, we have generated minimal revenues and have incurred a net loss of $362,032.  Since May of 2010, our only business activities have included the formation of our corporate entity, the development of our business model, and the completion of our S-1 offering for $50,000.

On February 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of Match Trade, Inc. in exchange for 30,000 common shares of Bassline stock.  A material condition of the acquisition, production of audited financial statements, has not been provided by Matchtrade.  On June 13, 2013, the Company postponed the closing of the merger with Match Trade, Inc.  Match Trade, Inc. was required to deliver audited financial statements and footnotes to the Company and Match Trade, Inc. has not been able to deliver that yet.  No stock has been issued associated with the Acquisition.  No postponement penalties have been incurred by the Company.

On March 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of On The Curb, LLC in exchange for 10,000 common shares of Bassline stock. A material condition of the acquisition, production of audited financial statements, has not been provided by OTC therefore the closing of the Acquisition.  On June 18, 2013, the Company postponed the closing of the merger with On The Curb, LLC.  On The Curb, LLC was required to deliver audited financial statements and footnotes to the Company and On The Curb, LLC. has not been able to deliver that yet.  No stock has been issued associated with the acquisition. No postponement penalties have been incurred by the Company.

Our Business

We were previously striving to build a multi-faceted entertainment based business. Our initial focus was based upon developing an online travel assistance service, as well as an onsite tour and performance management.

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

Employees

We are a development stage company and as of December 31, 2013 have only two part-time employees, Tamio Stehrenberger, who is our President and sole Director, and Scott Warner, our Secretary and Treasurer.   As of December 31, 2013 they devoted approximately 5-10 hours a week to Reve Technologies.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

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

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) incurred a net loss of $188,458 for the year ended December 31, 2013, and (iii) we have incurred losses of $362,032 for the period of Inception (May 11, 2010) to December 31, 2013, and have been focused on organizational and start-up activities and business plan development since we incorporated.

Our auditor's have substantial doubt about our ability to continue as a going concern. Additionally, our auditor's report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor's report reflects that the ability of Reve to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Reve, of either Mr. Tamio Stehrenberger 's or Mr. Scott Warner's services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Mr. Tamio Stehrenberger, our President and sole Director as well as, Mr.Scott Warner who is both our Secretary and Treasurer. They expect to devote limited time, approximately 5 to 10 hours a week on a going forward basis. It would be difficult to replace either Mr. Tamio Stehrenberger or Mr. Scott Warner, at such an early stage of development of Reve. The loss by or unavailability to Reve, of either Mr. Tamio Stehrenberger's or Mr. Scott Waner's services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Tamio Stehrenberger or Mr. Scott Warner could result in the loss of one's investment. There can be no assurance that we would be able to locate or employ personnel to replace either, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace them, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Mr. Tamio Stehrenberger and Mr. Scott Warner are involved with other businesses and there can be no assurance that they will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Tamio Stehrenberger and Mr. Scott Warner are currently involved in other businesses.

Because of competitive pressures from competitors with more resources, Reve may fail to implement its business model profitably.

The business of travel assistance and entertainment production may be a very risky venture. Even though we believe a strong business plan is in place, our plan may fail due to a continued decreased travel and engagement opportunities.

Because of the current economic and financial condition, Reve may be unsuccessful in obtaining and retaining a strong client base.

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

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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
• Send monthly statements to customers with market and price information about the penny stock; and
• In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Reve Technologies, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Reve Technologies, Inc., are being made only in accordance with authorizations of management and directors of Reve Technologies, Inc., and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Reve Technologies' assets that could have a material effect on the financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647. As of December 31, 2013, we have no monthly rent, nor do we accrue any expense for monthly rent.  We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

Market Information

Our common stock is quoted on the OTC Markets QB (OTCQB) under the symbol "BSSP."  We have been eligible to participate in the OTCQB since January 2012.

BID PRICES
	High	Low
1st Quarter 2012	$0.00	$0.00
2nd Quarter 2012	$0.00	$0.00
3rd Quarter 2012	$0.00	$0.00
4th Quarter 2012	$1.16	$0.83
1st Quarter 2013	$1.17	$0.77
2nd Quarter 2013	$1.41	$1.07
3rd Quarter 2013	$1.84	$1.40
4th Quarter 2013	$1.20	$1.94

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of April 15, 2014, we had approximately 61 stockholders of record of the 75,027,369 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

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

Issuer Purchases of Equity Securities

On August 30, 2013, our Board of Directors authorized the cancellation of 38,134,399 shares of common stock, of which 33,369,399 of the cancelled shares being owned by management or parties affiliated therewith.  The total number of shares outstanding after the cancellation will be approximately 36,880,601.  As of the date of this filing, the shares have not been cancelled and our Board of Directors is unable to provide an estimated date at which this cancellation will be completed.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

Background

Reve Technologies is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through December 31, 2013, we generated no revenues from that line of business.

On February 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of Match Trade, Inc. in exchange for 30,000 common shares of Bassline stock.  A material condition of the acquisition, production of audited financial statements, has not been provided by Matchtrade.  On June 13, 2013, the Company postponed the closing of the merger with Match Trade, Inc.  Match Trade, Inc. was required to deliver audited financial statements and footnotes to the Company and Match Trade, Inc. has not been able to deliver that yet.  No stock has been issued associated with the Acquisition.  No postponement penalties have been incurred by the Company.

On March 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of On The Curb, LLC in exchange for 10,000 common shares of Bassline stock. A material condition of the acquisition, production of audited financial statements, has not been provided by OTC therefore the closing of the Acquisition.  On June 18, 2013, the Company postponed the closing of the merger with On The Curb, LLC.  On The Curb, LLC was required to deliver audited financial statements and footnotes to the Company and On The Curb, LLC. has not been able to deliver that yet.  No stock has been issued associated with the acquisition. No postponement penalties have been incurred by the Company.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $362,032. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenue

Since our inception on May 11, 2010 through December 31, 2013, we generated minimal revenues. We anticipate that the current economic recession have a material adverse affect on our continuing operations.

Costs and Expenses

Operating expenses during year ended December 31, 2013 were $79,482, consisting of general and administrative and professional fees. In comparison, operating expenses in the year ended December 31, 2012 were $54,428, consisting of general and administrative professional fees. The increase in total expenses from 2012 to 2013 is primarily attributable to a significant increase in executive compensation.

During the year ended December 31, 2013, we incurred $108,976 in total other expenses, all of which is comprised of interest expense.  In the comparable period ended December 31, 2012, total other expense was $5,908, which was solely attributable to interest expense.

Liquidity and Capital Resources

As of December 31, 2013, we had $120 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2013 and 2012. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(76,352)	$(40,388)
Net cash used in investing activities	(50,755)	-
Net cash provided by financing activities	127,073	36,891
Net increase (decrease) in Cash	(34)	(3,497)
Cash, beginning of year	154	3,651
Cash, end of year	$120	$154

Operating activities

Net cash used in operating activities was $76,352 for the year ended December 31, 2013, as compared to $40,388 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to a increase in professional fees and executive compensation.

Investing activities

Net cash used in investing activities was $50,755 for the year ended December 31, 2013, as compared to $0 used in investing activities for the same period in 2012.  The significant change in investing activities is due primarily to proceeds on notes receivable from a related party.

As of December 31, 2013, we loaned $26,450 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of Reve Technologies.  The loan bears interest at a fixed amount of $10.  We do not expect repayment of the loan or accrued interest from Match Trade, Inc. and have reclassified this notes receivable – related party to an equity account.  Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of September 30, 2013, we loaned $23,115 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  We do not expect repayment of the loan or accrued interest from On The Curb, LLC and have reclassified this notes receivable – related party to an equity account.  Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $127,073, as compared to $36,891 for the same period of 2012. The increase in net cash provided by financing activities was attributable to proceeds from the issuance of convertible notes payable to a related party.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Tamio Stehrenberger, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, Mr. Stehrenberger has concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Directors	Age	Title	Term
Tamio Stehrenberger	33	President & Director	Since January 3, 2013
Scott Warner	40	Secretary & Treasurer	Since January 3, 2013

Duties, Responsibilities and Experience

Tamio Stehrenberger. Age, 33, President & Director of the company from January 3, 2013 to present.  From 10/06-4/09 Founded and acted as President and CEO of Luxe Automotive Group, Inc., a luxury/exotic car leasing company with locations in Salt Lake City, Utah and Fort Lauderdale, Florida with revenues of $1M in its first calendar year, and a fleet of 72 vehicles.

From 4/09-4/11 founded and developed BekoZone.com, which later became MatchTrade.com

From 4/11-present founded and continually developed MatchTrade.com, now ready for public beta testing.

From 10/2005-present, played hockey at the professional level for the Utah Grizzlies, farm team for the NHL's Calgary Flames.

Scott Warner, Age 40, Secretary, and Treasurer; joined us in January 2013, and serves as the Company's Secretary and Treasurer. Scott Warner has a BA in Philosophy and BS in Industrial Design from Brigham Young University. He has won many awards for industrial design and product development as well as for entrepreneurship.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2013, neither Mr. Stehrenberger nor Mr. Warner received any compensation for their roles associated as the company's officers or in the case of Mr. Stehrenberger as sole director.

Future Compensation

Both Mr. Stehrenberger and Mr. Warner have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2013. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 75,027,369 shares of common stock outstanding.

Security Ownership of Management
Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Taanen LP	53,484,399	71.3%
All Directors, Officers and Principle Stockholders as a Group	53,484,399	71.3%
(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party's address is in care of the Company at 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647.

"Beneficial ownership" means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days from the date of this filing.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith, LLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012 was $11,500 and $10,250, respectively.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Bassline Productions, Inc.		S-1		3(i)(a)	10/6//10
3(i)(b)	Amendment to Articles of Incorporation	X
of Reve Technologies, Inc.
3(ii)(a)	Bylaws of Bassline Productions, Inc.		S-1		3(ii)(a)	10/6/10
10.1	Subscription Agreement		S-1		10.1	10/6/10
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVE TECHONOLGIES, INC.

By:
Tamio Stehrenberger, President
Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamio Stehrenberger	President, Principal Executive Officer, Principal Financial Officer and Director	April 15, 2014
Tamio Stehrenberger

REVE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Reve Technologies, Inc.
F.K.A. Bassline Productions, Inc.

We have audited the accompanying balance sheets of Reve Technologies, Inc. (F.K.A. Bassline Productions, Inc.) (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception (May 11, 2010) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reve Technologies, Inc. (F.K.A. Bassline Productions, Inc.) (A Development Stage Company) as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and from inception (May 11, 2010) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(audited)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$120	$154
Prepaid expenses	1,225	-
Total current assets	1,345	154

Fixed assets, net	1,029	-
Website, net	-	234

Total assets	$2,374	$388

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$5,218	$1,258
Convertible notes payable - related party, net of unamortized discount of $20,483	105,465	-
Accrued interest payable - related party	5,057	-
Total current liabilities	115,740	1,258

Long-term liabilities:
Line of credit	9,956	19,940
Accrued interest payable	185	423
Total long-term liabilities	10,141	20,363

Total liabilities	125,881	21,621

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 75,027,369 and 75,015,000 shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	75,027	75,015
Additional paid in capital	213,063	77,326
Notes receivable - related party	(49,565)	-
Deficit accumulated during development stage	(362,032)	(173,574)
Total stockholders' deficit	(123,507)	(21,233)

Total liabilities and stockholders' deficit	$2,374	$388

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

			Inception
	For the	For the	(May 11, 2010)
	year ended	year ended	to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$12,000	$12,000

Operating expenses:
Amortization expense	395	281	1,004
General and administrative	12,672	580	16,532
Professional fees	33,915	53,067	204,397
Executive compensation	32,500	500	33,000
Total operating expenses	79,482	54,428	254,933

Other expenses:
Interest income	-	-	(4)
Interest expense	11,165	5,908	21,292
Interest expense - related party	97,811	-	97,811
Total other expense	108,976	5,908	119,099

Net loss	$(188,458)	$(48,336)	$(362,032)

Weighted average number of common shares outstanding - basic	75,015,000	75,000,000

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

								Deficit
					Additional		Notes	Accumulated
					Paid		Receivable	During	Total
	Preferred Shares		Common Shares		in	Subscriptions	Related	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Party	Stage	Deficit
Inception, (May 11, 2010)	-	$-	-	$-	$-	$-	$-	$-	$-

May 12, 2010
Issuance of common stock for subscriptions receivable	-	-	60,000,000	60,000	(20,000)	(40,000)	-	-	-

August 2, 2010
Cash received for subscriptions receivable	-	-	-	-	(36,000)	40,000	-	-	4,000

Net loss	-	-	-	-	-	-	-	(33,516)	(33,516)

Balance,December 31, 2010	-		60,000,000	60,000	(56,000)	-	-	(33,516)	(29,516)

August 17, 2011
Issuance of common stock for cash, net offering costs	-	-	15,000,000	15,000	30,061	-	-	-	45,061

Net loss	-	-	-	-	-	-	-	(91,722)	(91,722)

Balance,December 31, 2011	-	-	75,000,000	75,000	(25,939)	-	-	(125,238)	(76,177)

December 7, 2012
Issuance of common stock for executive compensation	-	-	15,000	15	485	-	-	-	500

December 31, 2012
Forgiveness of debt - related party	-	-	-	-	102,780	-	-	-	102,780

Net loss	-	-	-	-	-	-	-	(48,336)	(48,336)

Balance,December 31, 2012	-	-	75,015,000	75,015	77,326	-	-	(173,574)	(21,233)

August 30, 2013
Issuance for settlement of debt	-	-	12,369	12	22,500	-	-	-	22,512

December 31, 2013
Notes receivable – related party	-	-	-	-	-	-	(49,565)	-	(49,565)

December 31, 2013
Beneficial conversion feature related to convertible debt	-	-	-	-	113,237	-	-	-	113,237

Net loss	-	-	-	-	-	-	-	(188,458)	(188,458)

Balance,December 31, 2013	-	-	75,027,369	$75,027	$213,063	$-	$(49,565)	$(362,032)	$(123,507)

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

			Inception
	For the	For the	(May 11, 2010)
	year ended	year ended	to
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(188,458)	$(48,336)	$(362,032)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization and depreciation	395	281	1,004
Shares issued for executive compensation	-	500	500
Shares issued for financing expense	10,142	-	10,142
Amortization of beneficial conversion feature	92,755	-	92,755
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,225)	-	(1,225)
Increase in accounts payable	3,960	1,258	5,218
Increase in current accrued interest payable - related party	5,057	-	5,057
Increase in accrued interest payable	1,022	5,909	11,150

Net cash used in operating activities	(76,352)	(40,388)	(237,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,190)	-	(1,190)
Purchase of website development	-	-	(844)
Proceeds for notes receivable - related party	(54,540)	-	(54,540)
Payments for notes receivable - related party	4,975	-	4,975

Net cash used in investing activities	(50,755)	-	(51,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	127,198	-	127,198
Repayments for convertible notes payable - related party	(1,250)		(1,250)
Proceeds from line of credit	1,125	38,291	115,541
Repayments to line of credit	-	(1,400)	(1,400)
Proceeds from sale of common stock, net of offering costs	-	-	49,061

Net cash provided by financing activities	127,073	36,891	289,150

NET CHANGE IN CASH	(34)	(3,497)	120

CASH AT BEGINNING OF PERIOD	154	3,651	-

CASH AT END OF PERIOD	$120	$154	$120

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$-	$-	$102,780
Shares issued for executive compensation	$-	$-	$500

Beneficial conversion feature on convertible note payable	$113,237	$-	$113,237
Conversion of debt	$12,370	$-	$12,370

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 11, 2010 (Date of Inception) under the laws of the State of Nevada, as Bassline Productions, Inc.  On March 21, 2014 the Company amended its articles of incorporation and changed its name to Reve Technologies, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company provides educators and semi professional entertainers the service of travel and production management to entertainment venues and festivals throughout the United States of America.

Year end
The Company's year end is December 31.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website
The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the years ended December 31, 2013 and 2012 was $234 and $281, respectively.

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2013 and 2012.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
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

Beneficial conversion feature
If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF").  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options."  In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
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

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the company's financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended December 31, 2013 of ($362,032). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSE

As of March 31, 2013, the Company had prepaid expenses totaling $4,900 for one year of XBRL and Edgar fees.  The prepaid expenses will be amortized as the services are rendered.  During the year ended December 31, 2013, the Company recorded $3,675 in fees.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On March 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,540.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $8,540 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $8,540 in amortization of the beneficial conversion feature.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On April 25, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.    During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $25,000 in amortization of the beneficial conversion feature.

On May 22, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $25,000 in amortization of the beneficial conversion feature.

On July 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,500.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,500 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $21,250 in amortization of the beneficial conversion feature.

On August 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $14,195.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $11,640 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $7,760 in amortization of the beneficial conversion feature.

On September 30, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $7,545.  The note is due in June 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $6,187 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the year ended December 31, 2013, the Company recorded $3,093 in amortization of the beneficial conversion feature.

During the year ended December 31, 2013, the Company had interest expense – related party of $97,763 of which $5,057 is interest and $92,706 is amortization of beneficial conversion feature.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On November 4, 2013, the Company received a loan of $500 from an officer, director and shareholder of the Company.  The note is due in June 2014 and bears interest at 0% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $290 which will be amortized over the life of the loan.  During the year ended December 31, 2013, the Company recorded $48 in amortization of the beneficial conversion feature.

On December 1, 2013, the Company received a loan of $600 from an officer, director and shareholder of the Company.  The note is due in June 2014 and bears interest at 1% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $240 which will be amortized over the life of the loan.  During the year ended December 31, 2013, the Company recorded $0 in amortization of the beneficial conversion feature.

During the year ended December 31, 2013, the Company had interest expense – related party of $48 of which $0 is interest and $48 is amortization of beneficial conversion feature.

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

On December 31, 2012, the entire balance of principal $93,076 and accrued interest of $9,704 was forgiven by the lender, who is a shareholder of the Company, and was recorded to additional paid in capital.

Interest expense for the years ended December 31, 2013 and 2012 was $0 and $5,485, respectively.

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015.  On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock.  The shares were issued in November 2013.  As of December 31, 2013, an amount of $3,634 has been used for general corporate purposes with a remaining balance of $46,366 available.  As of December 31, 2013 and 2012, the balance of accrued interest was $73 and $138, respectively.

Interest expense for the years ended December 31, 2013 and 2012 was $364 and $138, respectively.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – LINE OF CREDIT (CONTINUED)

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock.  The shares were issued in November 2013.  As of December 31, 2013, an amount of $6,322 has been used for general corporate purposes with a remaining balance of $43,678 available.  As of December 31, 2013 and 2012, the balance of accrued interest was $658 and $284, respectively.

Interest expense for the years ended December 31, 2013 and 2012 was $658 and $284, respectively.

As of December 31, 2013 and 2012, the Company has a total of $100,000 and $100,000, respectively, in revolving lines of credit with two entities of which a total of $9,956 is owed and there is a remaining balance of $90,044 available.

NOTE 6 – INCOME TAXES

At December 31, 2013 and 2012, the Company had a federal operating loss carryforward of $360,896 and $173,074, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$126,314	$60,576
Total deferred tax assets	126,314	60,576
Less: Valuation allowance	(126,314)	(60,576)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $126,314 and $60,576, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012 and maintained a full valuation allowance.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 6 – INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 7 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of December 31, 2013.

On August 23, 2011, the Company's board of directors approved a 10-to-1 forward stock split with a record date of August 23, 2011.  This event has been retroactively applied to these financial statements.

On November 22, 2011, a former officer and director of the Company agreed to return and cancel 20,000,000 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.  All shares and per share amounts have been retroactively adjusted.

Common Stock
On May 12, 2010, the Company issued its officers and directors of the Company a total of 60,000,000 shares of its $0.001 par value common stock at a price of $0.0001 per share for subscriptions receivable of $20,000.  The Company received $4,000 in cash during August 2010.

On August 17, 2011, the Company issued 15,000,000 shares of common stock at a price of $0.01 per share for total cash received of $50,000 less direct offering costs totaling $4,939.  Of the total direct offering costs, $4,000 was for non-accountable expenses for an officer and director of the Company and a former officer and director of the Company.

On December 7, 2012, the Company issued 15,000 shares of common stock at a price of $0.10 per share for executive compensation valued at $500.  The fair value of the shares were valued according to the fair value of the executive compensation rendered.

On December 31, 2012, a shareholder of the Company agreed to forgive a total of $102,780 in notes payable and accrued interest which was recorded to additional paid in capital.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

On March 10, 2013, the Company's board of directors approved the issuance of a dividend to the shareholders.  The shareholders shall receive 2 shares of common stock for each 1 share of common stock held.  As of August 6, 2013, the Company received approval from FINRA for the issuance.  The Company accounted for this stock dividend as a stock split and the shares and per share amounts were retroactively restated.

On August 30, 2013, the Company agreed to issue a total of 12,369 shares of common stock for the conversion of debt totaling $22,511 which is comprised of $11,940 of principal, $1,261 of accrued interest and $9,310 in financing expense.  The shares were issued in November 2013.

On August 30, 2013, the Board of Directors of the Company authorized the cancellation of 38,134,399 shares of common stock, of which 33,369,399 of the cancelled shares being owned by management or parties affiliated therewith.  The total number of shares outstanding after the cancellation will be approximately 36,880,601.  As of the date of this filing, the shares have not been cancelled.

During the year ended December 31, 2013, the Company recorded a total of $113,237 to additional paid in capital for the beneficial conversion feature related to the convertible notes payable – related party.

During the year ended December 31, 2013, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of December 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company recorded executive compensation of $32,500 for its Chief Executive Officer.

As of December 31, 2013, the Company loaned $26,450 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  The Company does not expect repayment of the loan or accured interest from Match Trade, Inc. and has reclassified this notes receivable – related party to an equity account.  Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of September 30, 2013, the Company loaned $23,115 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  The Company does not expect repayment of the loan or accured interest from On The Curb, LLC and has reclassified this notes receivable – related party to an equity account.  Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

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

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose, except as follows.

On August 30, 2013, the Board of Directors of the Company authorized the cancellation of 38,134,399 shares of common stock, of which 33,369,399 of the cancelled shares being owned by management or parties affiliated therewith.  The total number of shares outstanding after the cancellation will be approximately 36,880,601.  As of the date of this filing, the shares have not been cancelled.