Form 10-Q
period 2014-03-31
REVE TECHNOLOGIES, INC.
filed 2014-05-20
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach CA	92647
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (714) 907-1241

Copies of Communications to:
Harold P. Gewerter, Esq. Ltd.
5536 S. Ft. Apache #102
Las Vegas, Nevada 89148
(702) 382-1714
Fax (702) 382-1759

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	75,027,369 shares
(Class)	(Outstanding as at May 20, 2014)

REVE TECHONOLOGIES, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$3,289	$120
Prepaid expenses	-	1,225
Total current assets	3,289	1,345

Fixed assets, net	930	1,029

Total assets	$4,219	$2,374

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$5,218	$5,218
Convertible notes payable - related party, net of unamortized discount of $21,741 and $20,483 respectively	140,146	105,465
Accrued interest payable - related party	7,866	5,057
Total current liabilities	153,230	115,740

Long-term liabilities:
Line of credit	9,956	9,956
Accrued interest payable	320	185
Total long-term liabilities	10,276	10,141

Total liabilities	163,506	125,881

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 75,027,369 and 75,027,369 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	75,027	75,027
Additional paid in capital	234,607	213,063
Notes receivable - related party	(50,815)	(49,565)
Deficit accumulated during development stage	(418,106)	(362,032)
Total stockholders' deficit	(159,287)	(123,507)

Total liabilities and stockholders' deficit	$4,219	$2,374

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	to
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenue	$-	$-	$12,000

Operating expenses:
Amortization expense	99	71	1,103
General and administrative	13,194	51	29,726
Professional fees	5,951	4,025	210,348
Executive compensation	13,600	-	46,600
Total operating expenses	32,844	4,147	287,777

Other expenses (Income):
Interest income	-	-	(4)
Interest expense	135	312	21,427
Interest expense - related party	23,095	118	120,906
Total other expense (Income)	23,230	430	142,329

Net loss	$(56,074)	$(4,577)	$(418,106)

Weighted average number of common	75,027,369	75,015,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the	For the	(May 11, 2010)
	three months ended	three months ended	to
	March 31,	March 31,	March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,074)	$(4,577)	$(418,106)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	99	71	1,103
Shares issued for executive compensation	-	-	500
Shares issued for financing expense	-		10,142
Amortization of benefical conversion feature	20,287	-	113,042
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,225	(4,900)	-
Increase (decrease) in accounts payable	-	(740)	5,218
Increase in current accrued interest payable - related party	2,809	118	7,866
Increase in accrued interest payable	135	311	11,285

Net cash used in operating activities	(31,519)	(9,717)	(268,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(1,190)
Purchase of website development	-	-	(844)
Proceeds for notes receivable - related party	(1,255)	-	(55,795)
Payments for notes receivable - related party	5	(100)	4,980

Net cash used in investing activities	(1,250)	(100)	(52,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	35,938	8,540	163,136
Repayments for convertible notes payable - related party	-	-	(1,250)
Proceeds from line of credit	-	1,125	115,541
Repayments to line of credit	-	-	(1,400)
Proceeds from sale of common stock, net of offering costs	-	-	49,061

Net cash provided by financing activities	35,938	9,665	325,088

NET CHANGE IN CASH	3,169	(152)	3,289

CASH AT BEGINNING OF PERIOD	120	154	-

CASH AT END OF PERIOD	$3,289	$2	$3,289

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt - related party	$-	$-	$102,780
Shares issued for executive compensation	$-	$-	$500
Beneficial conversion feature on convertible note payable	$21,544	$-	$134,781
Conversion of debt	$-	$-	$12,370

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Nature of operations
The Company provides educators and semi professional entertainers the service of travel and production management to entertainment venues and festivals throughout the United States of America.  Management is seeking other viable business opportunities.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website
The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the three months ended March 31, 2014 and 2013 was $99 and $71, respectively.

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there was $194 and $0 in advertising costs included in general and administrative expenses for the three months ended March 31, 2014 and 2013.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2014 and believes that none of them will have a material effect on the company's financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended March 31, 2014 of ($418,106). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On March 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,540.  The note was initially due on August 31, 2013 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $8,540 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $0 in amortization of the beneficial conversion feature as the discount has been fully amortized up to December 31, 2013.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On April 25, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000.  The note was initially due on August 31, 2013 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.    During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $0 in amortization of the beneficial conversion feature as the discount has been fully amortized up to December 31, 2013.

On May 22, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,000.  The note was initially due on August 31, 2013 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,000 which will be amortized over the life of the loan.  During August 2013, the lender granted an extension and the maturity date of the note is February 28, 2014.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $0 in amortization of the beneficial conversion feature as the discount has been fully amortized up to December 31, 2013.

On July 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $25,500.  The note is due in January 31, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $25,500 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $4,250 in amortization of the beneficial conversion feature.

On August 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $14,195.  The note is due in February 28, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $11,640 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $3,880 in amortization of the beneficial conversion feature.

On September 30, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $7,545.  The note is due in March 31, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $6,187 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $3,093 in amortization of the beneficial conversion feature.

On October 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $6,250.  The note is due in April 30, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $4,938 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $2,469 in amortization of the beneficial conversion feature.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On November 30, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $4,309.  The note is due in May 30, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $2,499 which will be amortized over the life of the loan.  During January 2014, the lender granted an additional extension and the maturity date of the note is June 30, 2014.  During the three months ended March 31, 2014, the Company recorded $1,250 in amortization of the beneficial conversion feature.

On December 31, 2013, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $8,509.  The note is due in June 30, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $3,403 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $1,702 in amortization of the beneficial conversion feature.

On January 31, 2014, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $11,810.  The note is due in July 31, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $6,495 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $2,165 in amortization of the beneficial conversion feature.

On February 28, 2014, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $11,479.  The note is due in August 31, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $6,428 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $1,071 in amortization of the beneficial conversion feature.

On March 31, 2014, the Company entered into a convertible promissory note with an entity that is a shareholder of the Company for a total of $11,879.  The note is due in September 30, 2014 and bears interest at 8% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $8,196 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $0 in amortization of the beneficial conversion feature.

On November 4, 2013, the Company received a loan of $500 from an officer, director and shareholder of the Company.  The note is due in May 31, 2014 and bears interest at 0% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $290 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $145 in amortization of the beneficial conversion feature.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (CONTINUED)

On December 31, 2013, the Company received a loan of $600 from an officer, director and shareholder of the Company.  The note is due in June 30, 2014 and bears interest at 1% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $240 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $120 in amortization of the beneficial conversion feature.

On January 31, 2014, the Company received a loan of $770 from an officer, director and shareholder of the Company.  The note is due in July 31, 2014 and bears interest at 1% per annum.  The principal amount is convertible into shares of common stock at a rate of $1 per share.  The Company recorded a beneficial conversion feature of $424 which will be amortized over the life of the loan.  During the three months ended March 31, 2014, the Company recorded $141 in amortization of the beneficial conversion feature.

During the three months ended March 31, 2014, the Company had interest expense – related party of $23,095 of which $2,809 is interest and $20,286 is amortization of beneficial conversion feature.  During the three months ended March 31, 2013, the Company had interest expense – related party of $118 of which $118 is interest and $0 is amortization of beneficial conversion feature.

NOTE 4 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015.  On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock.  The shares were issued in November 2013. As of March 31, 2014, an amount of $3,634 has been used for general corporate purposes with a remaining balance of $46,366 available.  As of March 31, 2014, the balance of accrued interest was $128.

Interest expense for the three months ended March 31, 2014 and 2013 was $54 and $108, respectively.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock.    As of March 31, 2014, an amount of $6,322 has been used for general corporate purposes with a remaining balance of $43,678 available.  As of March 31, 2014, the balance of accrued interest was $192.

Interest expense for the three months ended March 31, 2014 and 2013 was $81 and $203, respectively.

As of March 31, 2014, the Company has a total of $100,000 in revolving lines of credit with two entities of which a total of $9,956 is owed and there is a remaining balance of $90,044 available.

NOTE 5 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of March 31, 2014.

Common stock
During the three months ended March 31, 2014, the Company recorded a total of $21,544 to additional paid in capital for the beneficial conversion feature related to the convertible notes payable – related party.

REVE TECHNOLOGIES, INC.
FORMERLY BASSLINE PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCKHOLDERS' EQUITY (CONTINUED)

Common stock (continued)
On August 30, 2013, the Board of Directors of the Company authorized the cancellation of 38,134,399 shares of common stock, of which 33,369,399 of the cancelled shares being owned by management or parties affiliated therewith.  The total number of shares outstanding after the cancellation will be approximately 36,880,601.  As of the date of this filing, the shares have not been cancelled.

NOTE 6 – WARRANTS AND OPTIONS

As of March 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, the Company recorded executive compensation of $13,600 and $0 for its Chief Executive Officer.

As of March 31, 2014, the Company loaned $27,125 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  The Company does not expect repayment of the loan or accrued interest from Match Trade, Inc. and has reclassified this notes receivable – related party to an equity account.  Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of March 31, 2014, the Company loaned $23,690 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  The Company does not expect repayment of the loan or accrued interest from On The Curb, LLC and has reclassified this notes receivable – related party to an equity account.  Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

·	our ability to attract key personnel;

·	our ability to operate profitably;
·	our ability to generate sufficient funds to operate Reve Technologies, Inc. FKABassline Productions, Inc. operations, upon completion of our acquisition;

·	deterioration in general or regional economic conditions;
·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	the inability of management to effectively implement our strategies and business plan;

·	inability to achieve future sales levels or other operating results;
·	the unavailability of funds for capital expenditures;

·	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading "Risk Factors" in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to "we", "our", "us", "Reve Technologies" "Bassline", "the Company", and similar terms refer to Reve Technologies, Inc. formerly Bassline Productions, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Reve Technologies is a development stage company incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through December 31, 2013, we generated $12,000 in revenues from that line of business.

On February 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of Match Trade, Inc. in exchange for 30,000 common shares of Reve Technologies stock.  A material condition of the acquisition, production of audited financial statements, has not been provided by Matchtrade.  On June 13, 2013, the Company postponed the closing of the merger with Match Trade, Inc.  Match Trade, Inc. was required to deliver audited financial statements and footnotes to the Company and Match Trade, Inc. has not been able to deliver that yet.  No stock has been issued associated with the Acquisition.  No postponement penalties have been incurred by the Company.

On March 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of On The Curb, LLC in exchange for 10,000 common shares of Reve Technologies stock. A material condition of the acquisition, production of audited financial statements, has not been provided by OTC therefore the closing of the Acquisition is postponed.  On June 18, 2013, the Company postponed the closing of the merger with On The Curb, LLC.  On The Curb, LLC was required to deliver audited financial statements and footnotes to the Company and On The Curb, LLC. has not been able to deliver that yet.  No stock has been issued associated with the acquisition. No postponement penalties have been incurred by the Company.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2014, the Company had an accumulated deficit of $418,106. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenue

Since our inception on May 11, 2010 throughMarch 31, 2014, we generated minimal revenues. We anticipate that the current economic recession will have a material adverse affect on our continuing operations.

Costs and Expenses

Operating expenses during three months ended March 31, 2014 were $32,844, consisting of $13,194 in general and administrative, $13,600 in executive compensation and $5,951 in professional fees. In comparison, operating expenses in the three months ended March 31, 2013 were $4,147, consisting of $51 in general and administrative and $4,025 in professional fees. The increase in total expenses from 2013 to 2014 is primarily attributable to a significant increase in executive compensation and general and administrative expenses.

During the three months ended March 31, 2014, we incurred $23,230 in total other expenses, all of which is comprised of interest expense.  In the comparable period ended March 31, 2013, total other expense was $430, which was solely attributable to interest expense.

Liquidity and Capital Resources

As of March 31, 2014, we had $3,289 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months ended March 31, 2014 and 2013. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(31,519)	$(9,717)
Net cash used in investing activities	(1,250)	(100)
Net cash provided by financing activities	35,938	9,665
Net increase (decrease) in Cash	3,169	(152)
Cash, beginning of year	120	154
Cash, end of year	$3,289	$2

Operating activities

Net cash used in operating activities was $31,519 for the three months ended March 31, 2014, as compared to $9,717 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase in amortization of beneficial conversion feature, professional fees and executive compensation.

Investing activities

Net cash used in investing activities was $1,250 for the three months ended March 31, 2014, as compared to $100 used in investing activities for the same period in 2013.  The significant change in investing activities is due primarily to proceeds to notes receivable to a related party.

As of March 31, 2014, we loaned $27,125 to Match Trade, Inc., an entity that is owned and controlled by an officer, director and shareholder of  Reve Technologies.  The loan bears interest at a fixed amount of $10.  We do not expect repayment of the loan or accrued interest from Match Trade, Inc. and have reclassified this note receivable – related party to an equity account.  Once the merger with Match Trade, Inc. is closed, these amounts will get eliminated upon consolidation with Match Trade, Inc.

As of March 31, 2014, we loaned $23,690 to On The Curb, LLC, an entity that is owned and controlled by an officer, director and shareholder of the Company.  The loan bears interest at a fixed amount of $10.  We do not expect repayment of the loan or accrued interest from On The Curb, LLC and have reclassified this note receivable – related party to an equity account.  Once the merger with On The Curb, LLC is closed, these amounts will get eliminated upon consolidation with On The Curb, LLC.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $35,938, as compared to $9,665 for the same period of 2013. The increase in net cash provided by financing activities was attributable to proceeds from the issuance of convertible notes payable from a related party.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

Changes in internal controls over financial reporting

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our annual report on Form 10-K filed on April 16, 2014, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not purchase any of equity securities from the time of our inception through the period ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 10-Q

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVE TECHNOLOGIES, INC.
(Registrant)

May 20, 2014	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)