Form 10-Q
period 2014-06-30
REVE TECHNOLOGIES, INC.
filed 2014-08-14
CIK 1495028

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach CA	92647
(Address of principal executive offices)	(Zip Code)

 (714) 907-1241

(Registrant's telephone number including area code)

Copies of Communications to:
Harold P. Gewerter, Esq. Ltd.
5536 S. Ft. Apache #102

Las Vegas, Nevada 89148

(702) 382-1714
Fax (702) 382-1759

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	36,997,970 shares
(Class)	(Outstanding as at August 11, 2014)

 REVE TECHONOLOGIES, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$120
Prepaid expenses	-	1,225
Total current assets	2,381	1,345

Equipment, net of accumulated depreciation of $359 and $161, respectively	831	1,029
TOTAL ASSETS	$3,212	$2,374

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,019	$5,218
Line of credit	3,816	-
Convertible notes - related party, net of discount of $22,398 and $20,483	189,597	105,465
Interest payable - related party	11,327	5,057
Total current liabilities	205,759	115,740

Long-term Liabilities:
Line of credit	6,596	10,141
Total long-term liabilities	6,596	10,141
TOTAL LIABILITIES	212,355	125,881

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 36,997,970 shares issued and outstanding at June 30, 2014 and December 31, 2013	36,998	36,998
Additional paid-in capital	287,710	251,092
Notes receivable - related party	-	(49,565)
Accumulated deficit	(533,851)	(362,032)
Total stockholders' deficit	(209,143)	(123,507)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,212	$2,374

(The accompanying notes are an integral part of these financial statements)

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expense:
General and administrative	18,057	3,074	31,251	3,125
Executive compensation	15,039	5,000	28,639	5,000
Professional fees	13,020	8,725	18,971	12,750
Amortization	99	70	198	141
Total operating expense	46,215	16,869	79,059	21,016

Loss from operations	(46,215)	(16,869)	(79,059)	(21,016)

Other expense:
Interest expense	(131)	(109)	(266)	(421)
Interest expense - related party	(17,884)	(26,703)	(40,979)	(26,821)
Write-off receivable - related party	(51,515)	-	(51,515)	-
Total other expense	(69,530)	(26,812)	(92,760)	(27,242)
Net loss	$(115,745)	$(43,681)	$(171,819)	$(48,258)

Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	36,997,970	25,005,000	36,997,970	25,005,000

(The accompanying notes are an integral part of these financial statements)

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

Statements of Stockholders' Deficit

For the Six Months ended June 30, 2014 and the Year Ended December 31, 2013

			Additional	Notes		Total
	Common Stock		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit
Balance, December 31, 2012	36,985,601	$36,986	$115,355	$-	$(173,574)	$(21,233)

Issuance for settlement of debt	12,369	12	22,500	-	-	22,512
Notes receivable - related party	-	-	-	(49,565)	-	(49,565)
Discount of convertible promissory note due to beneficial conversion feature	-	-	113,237	-	-	113,237
Net loss for the year ended December 31, 2013	-	-	-	-	(188,458)	(188,458)
Balance, December 31, 2013	36,997,970	36,998	251,092	(49,565)	(362,032)	(123,507)

Notes receivable - related party	-	-	-	49,565	-	49,565
Discount of convertible promissory note due to beneficial conversion feature	-	-	36,618	-	-	36,618
Net loss for the six months ended June 30, 2014	-	-	-		(171,819)	(171,819)
Balance, June 30, 2014	36,997,970	$36,998	$287,710	$-	$(533,851)	$(209,143)

(The accompanying notes are an integral part of these consolidated financial statements)

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(171,819)	$(48,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198	141
Accretion of debt discount	34,709	25,957
Write off notes receivable - related party	51,515	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,225	(3,675)
Increase (decrease) in accounts payable	(4,199)	110
Increase (decrease) in interest payable	266	626
Increase (decrease) in interest payable - related party	6,270	864
Net cash used in operating activities	(81,835)	(24,235)

Cash flows from investing activity
Proceeds for notes receivable - related party	(1,955)	(37,100)
Payments for notes receivable - related party	5	1,750
Net cash used in investing activity	(1,950)	(35,350)

Cash flows from financing activities
Proceeds from convertible notes payable - related party	87,916	58,540
Repayment of convertible notes payable - related party	(1,870)	-
Proceeds from line of credit	-	1,125
Net cash provided by financing activities	86,046	59,665

Increase (decrease) in cash and cash equivalents	2,261	80

Cash and cash equivalents at beginning of period	120	154
Cash and cash equivalents at end of period	$2,381	$234

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$36,618	$58,540

(The accompanying notes are an integral part of these consolidated financial statements.)

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

Notes to Financial Statements

(UNaudited)

NOTE 1 – BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS, ORGANIZATION AND GOING CONCERN

Basis of presentation

The unaudited financial statements of Reve Technologies, Inc. as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of changes in stockholders' deficit and statements of cash flows.  In addition, the financial statements will no longer be labeled as those of a development stage entity.

Organization

The Company was incorporated on May 11, 2010 (Date of Inception) under the laws of the State of Nevada, as Bassline Productions, Inc.  On March 21, 2014 the Company amended its articles of incorporation and changed its name to Reve Technologies, Inc. The Company has not commenced significant operations.  Management is seeking viable business opportunities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended June 30, 2014 of $533,851. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management is planning to raise necessary additional funds for working capital through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of June 30, 2014, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
03/31/13	08/31/13	$1.00	Current - Maturity date extended to 12/31/2014	$8,540	$972	$9,512
04/25/13	08/31/13	$1.00	Current - Maturity date extended to 12/31/2014	25,000	2,362	27,362
05/21/13	08/31/13	$1.00	Current - Maturity date extended to 12/31/2014	25,000	2,214	27,214
07/31/13	01/31/14	$1.00	Current - Maturity date extended to 12/31/2014	25,500	1,995	27,495
08/31/13	02/28/14	$1.00	Current - Maturity date extended to 12/31/2014	14,195	1,035	15,230
09/30/13	03/31/14	$1.00	Current - Maturity date extended to 12/31/2014	7,545	486	8,031
10/31/13	04/30/14	$1.00	Current - Maturity date extended to 12/31/2014	6,250	345	6,595
11/30/13	05/30/14	$1.00	Current - Maturity date extended to 12/31/2014	4,309	223	4,532
12/31/13	06/30/14	$1.00	Current - Maturity date extended to 12/31/2014	8,509	380	8,889
01/31/14	07/31/14	$1.00	Current - Maturity date extended to 12/31/2014	11,810	440	12,250
02/28/14	08/31/14	$1.00	Current - Maturity date extended to 12/31/2014	11,479	327	11,806
03/31/14	09/30/14	$1.00	Current - Maturity date extended to 12/31/2014	11,879	274	12,153
06/30/14	12/31/2014	$1.00	Current	51,978	275	52,253
Debt discount - unamortized portion				(22,398)	-	-
				$189,597	$11,327	$223,322
Number of shares issuable upon exercise of the above debt						223,322

From time to time the Company has issued CPNs all with identical terms, including a maturity date three to six months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $1.00per share. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each CPN on the commitment date, each CPN contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each CPN. The resulting discount to the CPNs is recorded to interest expense and amortized over the original maturity term. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

From November 4, 2013 through January 21, 2014, the Company borrowed amounts totaling $1,870 from an officer, director and shareholder of the Company. The loaned amounts bore interest from  0%  to 1%.  The principal amount was convertible into shares of common stock at a rate of $1 per share.  The Company recorded a debt discount related to the beneficial conversion feature of $954 which was amortized over the life of each of the three loans. During the three months ended June 30, 2014, the Company repaid the loan in total and fully amortized the remaining debt discount of $499.

During the three months ended June 30, 2014, the Company had interest expense – related party of $17,884 of which $3,467 is interest and $14,417 is amortization of the debt discount. During the three months ended June 30, 2013, the Company had interest expense – related party of $26,703 of which $746 is interest and $25,957 is amortization of the debt discount. During the six months ended June 30, 2014, the Company had interest expense – related party of $40,979 of which $6,270 is interest and $34,709 is amortization of the debt discount.

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015.  On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in November 2013. As of June 30, 2014, the balance due under this line of credit totaled $3,816, including $3,634 of principle and $182 of accrued interest. During the three months ended June 30, 2014 and 2013, the Company recorded $54 and $109 of interest expense. During the six months ended June 30, 2014 and 2013, the Company recorded $109 and $218 of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. As of June 30, 2014, the balance due under this line of credit totaled $6,596, including $6,322 of principle and $274 of accrued interest. During the three months ended June 30, 2014 and 2013, the Company recorded $82 and $206 of interest expense. During the six months ended June 30, 2014 and 2013, the Company recorded $163 and $409 of interest expense.

As of June 30, 2014, the Company has a total of $100,000 in revolving lines of credit with two above entities with $90,044 available to borrow and an outstanding principle balance of $9,956.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of June 30, 2014.

Common stock

During the six months ended June 30, 2014, the Company recorded a total of $36,618 to additional paid in capital as a debt discount for the beneficial conversion feature contained in the related party convertible notes.

On May 30, 2014, 38,029,399 shares of common stock were returned and cancelled for no consideration. Due to the significance of the  share return, the Company retroactively restated share and per share amounts.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2014 and 2013, the Company recorded executive compensation of $15,039 and $5,000 for its Chief Executive Officer. During the six months ended June 30, 2014 and 2013, the Company recorded executive compensation of $28,639 and $5,000 for its Chief Executive Officer.

As of June 30, 2014, the Company loaned $27,675 to Match Trade, Inc. and $23,840 to On The Curb, LLC. Both entities are owned and controlled by an officer, director and shareholder of the Company.  The Company does not expect repayment of the loans and had previously reclassified these notes receivable – related party to an equity account noting  that once the merger with Match Trade, Inc. and On The Curb, LLC is closed, these amounts will get eliminated upon consolidation. In June 2013, the Company postponed the closing of the merger with Match Trade, Inc. and On The Curb, LLC due to the requirement that each company deliver audited financial statements and footnotes. As of the date of this filing, the merger is still pending delivery of audited financial statements. Given the aforementioned circumstances, the amount of elapsed time and uncertainty that the mergers will be completed, the Company fully expensed the receivable balances totaling $51,515 on June 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements may include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows, (b) our growth strategies,  (c) our future financing plans, and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “Reve” refer to Reve Technologies, Inc., a Nevada corporation.

OVERVIEW AND OUTLOOK

Background

Reve Technologies was incorporated in the State of Nevada on May 11, 2010. Our stated business objective is to provide tour booking and production services to institutional music programs and semi-professional musicians. Since our inception on May 11, 2010 through December 31, 2013, we generated $12,000 in revenues from that line of business.

On February 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of Match Trade, Inc. in exchange for 30,000 common shares of Reve Technologies, Inc. stock. A material condition of the acquisition was production of audited financial statements by Match Trade, Inc. On June 13, 2013, the Company postponed the closing of the merger with Match Trade, Inc. As of the date of this filing, the merger is pending delivery of audited financial statements.

On March 7, 2013, we entered into an exchange agreement to purchase 100% of the outstanding shares of On The Curb, LLC in exchange for 10,000 common shares of Reve Technologies stock. A material condition of the acquisition was production of audited financial statements by On The Curb, LLC. On June 18, 2013, the Company postponed the closing of the merger with On The Curb, LLC. As of the date of this filing, the merger is pending delivery of audited financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 Compared With the Three and Six Months Ended June 30, 2013.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
General and administrative	$46,215	$16,869	$29,346	174%

	Six Months Ended June 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
General and administrative	$79,059	$21,016	$58,043	276%

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month increase is due primarily to a $10,000 increase in executive compensation, $15,690 increase in professional fees, including accounting and legal and $3,656 increase in other general costs. The six month increase is due primarily to a $23,639 increase in executive compensation, $27,628 increase in professional fees, including legal and public company related costs and $6,776 increase in other general costs.

Other Income (Expense)

Other income and expense for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Income (Expense)
Interest expense	$(131)	$(109)	$(266)	$(421)
Interest expense - related party	(3,467)	(746)	(6,270)	(864)
Interest expense related party - debt discount	(14,417)	(25,957)	(34,709)	(25,957)
Write-off receivable - related party	(51,515)	-	(51,515)	-
Total other income (expense)	$(69,530)	$(26,812)	$(92,760)	$(27,242)

"Interest expense" and  "Interest expense - related party" increased due to maintaining higher loan balances in 2014 compared to 2013. "Interest expense related party - debt discount" relates to the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes and fluctuates depending on the amount of debt incurred and the price of our stock on the date the CPNs are dated. As of June 30, 2014, there remains $22,398 of unamortized debt discount. As of June 30, 2014, the Company loaned a total of $51,515 to Match Trade, Inc. and to On The Curb, LLC. As of the date of this filing, the merger is still pending delivery of audited financial statements. Due to the amount of elapsed time and uncertainty that the mergers will be completed, the Company fully expensed the receivable balances.

Liquidity and Capital Resources

From inception to June 30, 2014, we have incurred an accumulated deficit of $533,851. This loss has been incurred through a combination of professional fees, personnel costs and interest expense supporting our plans to develop our business and brand our services. At June 30, 2014, the Company had current assets of $2,381 compared to current liabilities of $205,759. During the six months ended June 30, 2014, the Company had no revenue and incurred a loss from operations of $79,059. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $81,835 during the six months ended June 30, 2014 as compared to $24,235 during the six months ended June 30, 2013.

Net cash used by investing activities was $1,950 during the six months ended June 30, 2014 as compared to $35,350 during the six months ended June 30, 2013.

Net cash provided by financing activities was $86,046 during the six months ended June 30, 2014 as compared to $59,665 during  the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Financial Statements as filed with our Form 10-K describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•

Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company's financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company's operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of the Company's accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of the Company's financial condition and results of operations.

In preparing the Company's financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective, for the quarter covered by this report, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit  Description of Exhibit

31.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*  Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reve Technologies, Inc. (Registrant)

Dated: August 14, 2014	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger, President, Principle Executive Officer, Principle Financial Officer and Director

