Form 10-Q/A
period 2013-09-30
REVE TECHNOLOGIES, INC.
filed 2014-10-07
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2013 was 75,027,369 shares.

EXPLANATORY NOTE

Reve Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

The Registrants cover page to its Original Report contained an incorrect selection of shell status as defined in Rule 12b-2. The registrant in fact is not a Shell nor has it been for the prescribed quarterly reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act. In addition corrections were made to the business section of the filing.

There have been no other changes to the report herein filed on Form 10-Q.

2

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

3

OVERVIEW AND OUTLOOK

Background

Bassline Productions, Inc. is a development stage company incorporated in the State of Nevada on May 11, 2010. We invest in, develop and market emerging hardware, mobile and web applications.

The Company has begun development of SwipeDial- an inexpensive picture-based cell phone with simple user interface. The market for SwipeDial is small children, the elderly and those with special needs. The Company expects revenue of $50-75 for each phone purchased with a $10 monthly service fee.

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

4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSLINE PRODUCTIONS, INC.

Date: October 7, 2014	By	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

5