Form 10-K/A
period 2013-12-31
REVE TECHNOLOGIES, INC.
filed 2014-10-07
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

 EXPLANATORY NOTE

Reve Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

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

There have been no other changes to the report herein filed on Form 10-K.

2

PART I

ITEM 1. BUSINESS

General Business Development

We were originally incorporated in the State of Nevada on May 11, 2010, under the name Bassline Productions, Inc. We invest in, develop and market emerging hardware, mobile and web applications.

The Company continued development of SwipeDial- an inexpensive picture based cell phone with simple user interface. The market for Swipedial is small children, the elderly and those with special needs. The Company expects revenue of $50-75 for each phone purchased with a $10 monthly service fee.

The Company began developing Kinderkall in October, 2013. Kindercall is a phone watch for kids with simple user interface. The market for Kindercall is children age 5-12. Kindercall is expected to sell for $75-100 per phone.

The Company began developing WishBin.com in October 2013 as a website with browser plug-in to facilitate gift giving and getting. The target market is mothers and grandmothers. There will be revenue of 3-12% commission on click thru purchases.

The Company began developing Reminisce Android mobile app in November 2013 as a way to rediscover photos on the phone’s lock screen. There will be a per gallery download fee along with enterprise galleries with ads.

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

3

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	☒

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVE TECHONOLGIES, INC.

Date: October 7, 2014	By	/s/ Tamio Stehrenberger
Tamio Stehrenberger
	Title	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamio Stehrenberger	President, Principal Executive Officer, Principal Financial Officer and Director	October 7, 2014
Tamio Stehrenberger

5