Form 10-Q/A
period 2014-03-31
REVE TECHNOLOGIES, INC.
filed 2014-10-07
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

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

_______________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	75,027,369 shares
(Class)	(Outstanding as at May 20, 2014)

EXPLANATORY NOTE

Reve Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

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

3

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

The Company continued development of Kinderkall. Kindercall is a phone watch for kids with simple user interface. The market for Kindercall is children age 5-12. Kindercall is expected to sell for $75-100 per phone.

The Company continued development of WishBin.com as a website with browser plug-in to facilitate gift giving and getting. The target market is mothers and grandmothers. There will be revenue of 3-12% commission on click thru purchases.

The Company began beta testing of Reminisce Android mobile app as a way to rediscover photos on the phone’s lock screen. There will be a per gallery download fee along with enterprise galleries with ads.

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

4

Item 6. Exhibits and Reports on Form 10-Q

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

5

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVE TECHNOLOGIES, INC. (Registrant)

October 7, 2014	By	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

6