Form 10-Q/A
period 2014-06-30
REVE TECHNOLOGIES, INC.
filed 2014-10-07
CIK 1495028

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

 EXPLANATORY NOTE

Reve Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

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

3

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

The Company started beta testing WishBin.com as a website with browser plug-in to facilitate gift giving and getting. The target market is mothers and grandmothers. There will be revenue of 3-12% commission on click thru purchases.

The Company continued testing of and further development of Reminisce Android mobile app as a way to rediscover photos on the phone’s lock screen. There will be a per gallery download fee along with enterprise galleries with ads.

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

4

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit Description of Exhibit

31.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________

* Filed Herewith

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reve Technologies, Inc. (Registrant)

Dated: October 7, 2014	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger, President, Principal Executive Officer, Principal Financial Officer and Director

6