Form 10-Q
period 2014-09-30
REVE TECHNOLOGIES, INC.
filed 2014-11-13
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900, Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	36,997,970 shares
(Class)	(Outstanding as at October 22, 2014)

REVE TECHONOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVE TECHNOLOGIES, INC.
(Formerly Bassline Productions, Inc.)
Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,613	$120
Prepaid expenses	-	1,225
Total current assets	1,613	1,345

Equipment, net of accumulated depreciation of $459 and $161, respectively	731	1,029
TOTAL ASSETS	$2,344	$2,374

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,203	$5,218
Line of credit	10,563	-
Convertible notes - related party, net of discount of $50,516 and $20,483	204,458	105,465
Interest payable - related party	16,030	5,057
Total current liabilities	233,254	115,740

Long-term Liabilities:
Line of credit	-	10,141
Total long-term liabilities	-	10,141
TOTAL LIABILITIES	233,254	125,881

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 36,997,970 shares issued and outstanding at September 30, 2014 and December 31, 2013	36,998	36,998
Additional paid-in capital	330,689	251,092
Notes receivable - related party	-	(49,565)
Accumulated deficit	(598,597)	(362,032)
Total stockholders' deficit	(230,910)	(123,507)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,344	$2,374

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
(Formerly Bassline Productions, Inc.)
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expense:
Selling, general and administrative	7,551	2,758	17,593	6,024
Product development	11,025	1,238	32,432	1,238
Executive compensation	15,000	14,000	43,639	19,000
Professional fees	11,456	12,730	30,427	25,480
Total operating expense	45,032	30,726	124,091	51,742

Loss from operations	(45,032)	(30,726)	(124,091)	(51,742)

Other expense:
Interest expense	(151)	(468)	(416)	(889)
Interest expense - related party	(19,564)	(55,035)	(60,543)	(81,856)
Write-off receivable - related party	-	-	(51,515)	-
Total other expense	(19,715)	(55,503)	(112,474)	(82,745)
Net loss	$(64,747)	$(86,229)	$(236,565)	$(134,487)

Basic Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	36,997,970	36,985,601	36,997,970	36,985,601

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
(Formerly Bassline Productions, Inc.)
Statements of Stockholders' Deficit
For the Nine Months ended September 30, 2014 and the Year Ended December 31, 2013

			Additional	Notes		Total
	Common Stock		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit
Balance, December 31, 2012	36,985,601	$36,986	$115,355	$-	$(173,574)	$(21,233)

Issuance for settlement of debt	12,369	12	22,500	-	-	22,512
Notes receivable - related party	-	-	-	(49,565)	-	(49,565)
Discount of convertible promissory note due to beneficial conversion feature	-	-	113,237	-	-	113,237
Net loss for the year ended December 31, 2013	-	-	-	-	(188,458)	(188,458)
Balance, December 31, 2013	36,997,970	36,998	251,092	(49,565)	(362,032)	(123,507)

Notes receivable - related party	-	-	-	49,565	-	49,565
Discount on convertible promissory note due to beneficial conversion feature			44,880			44,880
Discount on convertible promissory note due to detachable warrants	-	-	34,717	-	-	34,717
Net loss for the nine months ended September 30, 2014	-	-	-		(236,565)	(236,565)
Balance, September 30, 2014	36,997,970	$36,998	$330,689	$-	$(598,597)	$(230,910)

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
(Formerly Bassline Productions, Inc.)
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(236,565)	$(134,487)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	297	273
Accretion of debt discount	49,569	68,980
Write off notes receivable - related party	51,515	-
Shares issued for financing expense	-	10,143
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,225	(2,450)
Increase (decrease) in accounts payable	(3,019)	2,120
Increase (decrease) in interest payable	422	888
Increase (decrease) in interest payable - related party	10,973	2,734
Net cash used in operating activities	(125,582)	(51,799)

Cash flows from investing activity
Purchase of fixed assets	-	(1,190)
Proceeds for notes receivable - related party	(1,955)	(53,700)
Payments for notes receivable - related party	5	4,450
Net cash used in investing activity	(1,950)	(50,440)

Cash flows from financing activities
Proceeds from convertible notes payable - related party	130,895	107,030
Repayment of convertible notes payable - related party	(1,870)	(1,250)
Proceeds from line of credit	-	1,125
Net cash provided by financing activities	129,025	106,905

Increase in cash and cash equivalents	1,493	4,666

Cash and cash equivalents at beginning of period	120	154

Cash and cash equivalents at end of period	$1,613	$4,820

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$44,880	$-
Debt discount recorded for beneficial conversion feature	$34,717	$101,867
Common stock issued for conversion of debt	$-	$22,511
Common stock issued for financing expense	$-	$10,143

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

(Formerly Bassline Productions, Inc.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS, ORGANIZATION AND GOING CONCERN

Basis of presentation

The unaudited financial statements of Reve Technologies, Inc. as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended September 30, 2014 of $598,597. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of September 30, 2014, the Company had outstanding the following convertible promissory notes ("Loans"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
03-31-13	08-31-13	$1.00	Current - Maturity date extended to 12/31/2014	$8,540	$1,144	$9,684
04-25-13	08-31-13	$1.00	Current - Maturity date extended to 12/31/2014	25,000	2,866	27,866
05-21-13	08-31-13	$1.00	Current - Maturity date extended to 12/31/2014	25,000	2,718	27,718
07-31-13	01-31-14	$1.00	Current - Maturity date extended to 12/31/2014	25,500	2,509	28,009
08-31-13	02-28-14	$1.00	Current - Maturity date extended to 12/31/2014	14,195	1,322	15,517
09-30-13	03-31-14	$1.00	Current - Maturity date extended to 12/31/2014	7,545	638	8,183
10-31-13	04-30-14	$1.00	Current - Maturity date extended to 12/31/2014	6,250	471	6,721
11-30-13	05-30-14	$1.00	Current - Maturity date extended to 12/31/2014	4,309	310	4,619
12-31-13	06-30-14	$1.00	Current - Maturity date extended to 12/31/2014	8,509	551	9,061
01-31-14	07-31-14	$1.00	Current - Maturity date extended to 12/31/2014	11,810	678	12,488
02-28-14	08-31-14	$1.00	Current - Maturity date extended to 12/31/2014	11,479	558	12,037
03-31-14	09-30-14	$1.00	Current - Maturity date extended to 12/31/2014	11,879	514	12,392
06-30-14	2014-12-31	$1.00	Current	51,978	1,323	53,301
09-30-14	2015-03-31	$1.00	Current	42,979	429	43,408
Debt discount - unamortized portion				(50,516)	-	-
				$204,458	$16,030	$271,004
Number of shares issuable upon exercise of the above debt						271,004

The Loans in the table above are all issued to Amalfi Coast Capital, Inc. (“Amalfi”) a private corporation owning in excess of 5% of the Company’s issued and outstanding shares of common stock. Each Loan has identical terms, including a maturity date three to six months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $1.00 per share. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each Loan on the commitment date, each Loan contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each Loan. The resulting discount to the Loans is recorded to interest expense and amortized over the original maturity term. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

On September 30, 2014, the Company issued a convertible promissory note (“CPN”) to Amalfi, pursuant to which the Company borrowed $42,979. As a condition to Amalfi’s entry into the CPN, the Company issued the Creditor 200,000 Series A Stock Purchase Warrant (the “Series A Warrant”) allowing the holder to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $0.01 for a period on five (5) years, subject to adjustment as provided therein. The Company first allocated between the CPN and the warrants based upon their relative fair values. The estimated fair value of the warrants issued with the CPN was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.12 per share; estimated volatility – 59.5%; risk free interest rate – 1.78%; expected dividend rate - 0% and expected life - 5.0 years. This resulted in allocating $34,717 to the warrants and $8,262 to the CPN. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the CPN and the total price to convert based on the effective conversion price. The calculated intrinsic value was $39,874. As this amount resulted in a total debt discount that exceeds the CPN proceeds, the amount recorded for the beneficial conversion feature was limited to $8,262. The resulting $42,979 discount to the CPN is being accreted over the six month term of the CPN using the effective interest method.

From November 4, 2013 through January 21, 2014, the Company borrowed amounts totaling $1,870 from an officer, director and shareholder of the Company. The loaned amounts bore interest from 0% to 1%. The principal amount was convertible into shares of common stock at a rate of $1 per share. The Company recorded a debt discount related to the beneficial conversion feature of $954 which was amortized over the life of each of the three loans. During the nine months ended September 30, 2014, the Company repaid the loan in total and fully amortized the remaining debt discount of $499.

During the three months ended September 30, 2014, the Company had interest expense – related party of $19,564 of which $4,703 is interest and $14,861 is amortization of the debt discount. During the three months ended September 30, 2013, the Company had interest expense – related party of $55,035 of which $1,870 is interest, $43,023 is amortization of the debt discount and $10,142 as finance cost for debt conversion into shares of LOC-Waterford Ventures and Conner Ventures. During the nine months ended September 30, 2014, the Company had interest expense – related party of $60,543 of which $10,974 is interest and $49,569 is amortization of the debt discount. During the nine months ended September 30, 2013, the Company had interest expense – related party of $81,856 of which $2,734 is interest, $68,980 is amortization of the debt discount and $10,142 as finance cost for debt conversion into shares of LOC-Waterford Ventures and Conner Ventures.

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in November 2013. As of September 30, 2014, the balance due under this line of credit totaled $3,871, including $3,634 of principle and $237 of accrued interest. During the three months ended September 30, 2014 and 2013, the Company recorded $55 and $92 of interest expense. During the nine months ended September 30, 2014 and 2013, the Company recorded $163 and ($119) of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. As of September 30, 2014, the balance due under this line of credit totaled $6,692, including $6,322 of principle and $370 of accrued interest. During the three months ended September 30, 2014 and 2013, the Company recorded $96 and $170 of interest expense. During the nine months ended September 30, 2014 and 2013, the Company recorded $259 and ($252) of interest expense.

As of September 30, 2014, the Company has a total of $100,000 in revolving lines of credit with two above entities with $90,044 available to borrow and an outstanding principle balance of $9,956.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of September 30, 2014.

Common stock

During the nine months ended September 30, 2014, the Company recorded a total of $79,597 to additional paid in capital as a debt discount for detachable warrants and the beneficial conversion feature contained in the related party convertible notes (See “NOTE 2 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY”).

On May 30, 2014, 38,029,399 shares of common stock were returned and cancelled for no consideration. Due to the significance of the share return, the Company retroactively restated share and per share amounts.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Stehrenberger, President and Director receives regular compensation payments. During the three months ended September 30, 2014 and 2013, the Company recorded executive compensation of $15,000 and $14,000. During the nine months ended September 30, 2014 and 2013, the Company recorded executive compensation of $43,639 and $19,000 for Mr. Stehrenberger.

As of June 30, 2014, the Company loaned $27,675 to Match Trade, Inc. and $23,840 to On The Curb, LLC. Both entities are owned and controlled by Mr. Stehrenberger. The loans were recorded to equity as notes receivable – related party. Once the merger with Match Trade, Inc. and On The Curb, LLC was closed, these amounts were to be eliminated upon consolidation. In June 2013, the Company postponed the closing of the merger with Match Trade, Inc. and On The Curb, LLC due to the requirement that each company deliver audited financial statements and footnotes. Neither entity was able to deliver audited financial statements and repayment of the loans was not probable. As a result, during the nine months ended September 30, 2014, the Company fully expensed the receivable balances totaling $51,515 on June 30, 2014.

On September 23, 2014, the Company and Match Trade, Inc. entered into an Assignment and Assumption agreement whereby Match Trade, Inc. assigned and the Company assumed all right title and interest in 1) a mobile matchmaking app for barter and trade, including MatchTrade iOS and Android mobile application code; 2) www.matchtrade.com domain name and related website code and 3) patent #14/022,051 filed on September 9th, 2013 (collectively the “Match Trade Assets”). The Company did not make any payments or issue any stock in exchange for the Match Trade Assets. The Assignment and Assumption agreement was executed by Tamio Stehrenberger, President and Director and sole beneficial owner of Match Trade, Inc.

On September 23, 2014, the Company and On The Curb, LLC entered into an Assignment and Assumption agreement whereby On The Curb, LLC assigned and the Company assumed all right title and interest in 1) a mobile app for giving away and finding free goods nearby, including OnTheCurb iOS mobile application code and 2) www.onthecurb.com domain name and related website code (collectively the “OnTheCurb Assets”). The Company did not make any payments or issue any stock in exchange for the OnTheCurb Assets. The Assignment and Assumption agreement was executed by Tamio Stehrenberger, President and Director and sole beneficial owner of On The Curb, LLC.

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

OVERVIEW AND OUTLOOK

Background

Reve Technologies was incorporated in the State of Nevada on May 11, 2010. The Company is developing SwipeDial, an inexpensive picture based cell phone with simple user interface. The market for Swipedial is small children, the elderly and those with special needs. The Company expects revenue of $50-75 for each phone purchased with a $10 monthly service fee.

The Company continued development of SwipeDial, an inexpensive picture based cell phone with simple user interface. The market for Swipedial is small children, the elderly and those with special needs. The Company expects revenue of $50-75 for each phone purchased with a $10 monthly service fee.

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

On September 23, 2014, the Company entered into separate Assignment and Assumption agreements with Match Trade, Inc. and On The Curb, LLC whereby Match Trade, Inc. assigned and the Company assumed all right title and interest in 1) a mobile matchmaking app for barter and trade, including MatchTrade iOS and Android mobile application code; 2) www.matchtrade.com domain name and related website code and 3) patent #14/022,051 filed on September 9th, 2013 (collectively the “Match Trade Assets”); and whereby On The Curb, LLC assigned and the Company assumed all right title and interest in 1) a mobile app for giving away and finding free goods nearby, including OnTheCurb iOS mobile application code and 2) www.onthecurb.com domain name and related website code (collectively the “OnTheCurb Assets”). The Company did not make any payments or issue any stock in exchange for the Match Trade Assets or the OnTheCurb Assets. The Assignment and Assumption agreements were executed by Tamio Stehrenberger, President and Director and sole beneficial owner of Match Trade, Inc. and On The Curb, LLC.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 Compared With the Three and Nine Months Ended September 30, 2013.

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Selling, general and administrative	$18,576	$3,996	$14,580	365%
Executive compensation	15,000	14,000	1,000	7%
Professional fees	11,456	12,730	(1,274)	-10%
	$45,032	$30,726	$14,306	47%

	Nine Months Ended September 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Selling, general and administrative	$50,025	$7,262	$42,763	589%
Executive compensation	43,639	19,000	24,639	130%
Professional fees	30,427	25,480	4,947	19%
	$124,091	$51,742	$72,349	140%

Operating expenses include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three and nine month increase is due primarily to an increase in product development and related support costs and executive compensation.

Other Income (Expense)

Other income and expense for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest expense	(151)	(468)	(416)	(889)
Interest expense - related party	(4,703)	(12,012)	(10,974)	(12,876)
Interest expense related party - debt discount	(14,861)	(43,023)	(49,569)	(68,980)
Write-off receivable - related party	-	-	(51,515)	-
Total other income (expense)	$(19,715)	$(55,503)	$(112,474)	$(82,745)

"Interest expense" and "Interest expense - related party" increased due to maintaining higher loan balances in 2014 compared to 2013. "Interest expense related party - debt discount" relates to the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes and fluctuates depending on the amount of debt incurred and the price of our stock on the date of each note. As of September 30, 2014, there remains $50,516 of unamortized debt discount. “Write-off receivable – related party” relates to the receivable due from Match Trade, Inc. and to On The Curb, LLC which the Company expensed due to the uncertainty that the related mergers would be completed or the amounts repaid to the Company.

Liquidity and Capital Resources

From inception to September 30, 2014, we have incurred an accumulated deficit of $598,597. This loss has been incurred through a combination of professional fees, personnel costs and interest expense supporting our plans to develop our business and brand our services. At September 30, 2014, the Company had current assets of $1,613 compared to current liabilities of $233,254. During the nine months ended September 30, 2014, the Company had no revenue and incurred a loss from operations of $124,091. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $125,582 during the nine months ended September 30, 2014 as compared to $51,799 during the nine months ended September 30, 2013.

Net cash used by investing activities was $1,950 during the nine months ended September 30, 2014 as compared to $50,440 during the nine months ended September 30, 2013.

Net cash provided by financing activities was $129,025 during the nine months ended September 30, 2014 as compared to $106,905 during the nine months ended September 30, 2013.

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

_________________

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

Reve Technologies, Inc. (Registrant)

Dated: November 13, 2014	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger, President, Principle Executive Officer, Principle Financial Officer and Director

