Form 10-K
period 2014-12-31
REVE TECHNOLOGIES, INC.
filed 2015-03-31
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2571663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd. Suite 900 Huntington Beach, California Fort	92647
(Address of principal executive offices)	(Zip Code)

(714) 907-1241

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2014, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $18,685,353.

As of March 30, 2015 there were 36,997,970 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

REVE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

All references to “we,” “us,” or “our” refer to Reve Technologies, Inc.

Item 1. Business

Background

We were originally incorporated in the State of Nevada on May 11, 2010, under the name Bassline Productions, Inc. with the goal of building a multi-faceted entertainment-based business with an initial focus to develop an online travel assistance service focused on serving educational and other institutional organizations interested in performing at festivals and competitions related to musical and drama performance. Due to inadequate financing, the Company was unable to gain a foothold. Management changed their focus in 2013 to developing mobile based hardware and software based products and on March 21, 2014, our board of directors filed an amendment to our articles of incorporation to change our name to Reve Technologies, Inc.

Our Business

The Company has released and continues to refine SwipeDial, an Android based mobile application that provides a simple, picture based navigation interface. The market for Swipedial is small children, the elderly and those with special needs who benefit from the simplification of a smartphone’s interface. SwipeDial can be purchased on the Google Play store.

The Company is currently developing Kinderkall, a phone watch with a simple user interface designed for children age 5-12. Kindercall is expected to sell for $75-100 per unit.

The Company launched Reminisce, an Android mobile app designed to rediscover photos on a mobile phone’s lock screen. Reminisce gathers photos from users many photo sources (Picasa, Facebook, Instagram, etc.) and displays a new photo in full screen when the devise is woken up, with the current time and date and the date the photo was taken. With the market validation of Reminisce, its next stage is in development to integrate an enterprise revenue model incorporating brands and celebrities.

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

Employees

As of December 31, 2014, we have one employee, Tamio Stehrenberger, our President, Treasurer, Secretary and sole Director. As of December 31, 2014 Mr. Stehrenberger devoted approximately 40-50 hours a week to Reve Technologies. The Company utilizes independent contractors as needed.

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

We were incorporated in May of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) incurred a net loss of $441,369 for the year ended December 31, 2014, and (iii) we have incurred losses of $803,401 for the period of Inception (May 11, 2010) to December 31, 2014, and have been focused on organizational and start-up activities and business plan development since we incorporated.

Our auditor's have substantial doubt about our ability to continue as a going concern. Additionally, our auditor's report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor's report reflects that the ability of Reve to continue as a going concern and is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

We are significantly dependent on our officers and director, who have limited experience. The loss or unavailability to Reve of Mr. Tamio Stehrenberger's services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Mr. Tamio Stehrenberger. Mr. Stehrenberger expects to devote approximately 40 to 50 hours a week on a going forward basis. It would be difficult to replace Mr. Tamio Stehrenberger at such an early stage of development. The loss by or unavailability to Reve of Mr. Stehrenberger's services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Stehrenberger could result in the loss of one's investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Stehrenberger, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Stehrenberger, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

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

We may never pay any dividends to shareholders.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

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

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board (OTCBB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We have one individual performing the functions of all officers, and one individual acting as our sole director. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Properties

We currently maintain an office in Laguna Hills on a month-to-month basis at $100 per month and at 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647. As of December 31, 2014, we have no monthly rent, nor do we accrue any expense for monthly rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

Item 3. Legal Proceedings

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “BSSP”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$1.75	$1.40
Second Quarter	$1.64	$1.29
Third Quarter	$1.33	$1.09
Fourth Quarter	$1.25	$0.34

Fiscal Year Ended December 31, 2013
First Quarter	$1.17	$0.77
Second Quarter	$1.41	$1.07
Third Quarter	$1.84	$1.40
Fourth Quarter	$1.20	$1.94

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 25, 2015, 36,997,970 shares of common stock are issued and outstanding. There are approximately 53 stockholders of record of our common stock. Approximately 24% of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is West Coast Stock Transfer. Their address is 721 N. Vulcan Avenue, Suite 205, Encinitas, CA 92024 and their telephone number at that location is (619) 664-4780.

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

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities that have not been disclosed in a previous Quaterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On August 30, 2013, our Board of Directors authorized the cancellation of a significant portion of shares of common stock then outstanding. On May 30, 2014, 38,029,399 shares of common stock (33,369,399 of the cancelled shares being owned by management or parties affiliated therewith) were returned and cancelled for no consideration. Due to the significance of the share return, the Company retroactively restated share and per share amounts. The total number of shares outstanding after the cancellation was 36,997,970.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management's Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Reve Technologies, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We were originally incorporated in the State of Nevada on May 11, 2010, under the name Bassline Productions, Inc. with the goal of building a multi-faceted entertainment based business with an initial focus to develop an online travel assistance service focused on serving educational and other institutional organizations interested in performing at festivals and competitions related to musical and drama performance. Due to inadequate financing, the Company was unable to gain a foothold. Management changed their focus in 2013 to developing mobile based hardware and software based products and on March 21, 2014, our board of directors filed an amendment to our articles of incorporation to change our name to Reve Technologies, Inc.

Our Business

The Company has released and continues to refine SwipeDial, an Android based mobile application that provides a simple, picture based navigation interface. The market for Swipedial is small children, the elderly and those with special needs who benefit from the simplification of a smartphone’s interface. SwipeDial can be purchased on the Google Play store.

The Company is currently developing Kinderkall, a phone watch with a simple user interface designed for children age 5-12. Kindercall is expected to sell for $75-100 per unit.

The Company launched Reminisce, an Android mobile app designed to rediscover photos on a mobile phone’s lock screen. Reminisce gathers photos from users many photo sources (Picasa, Facebook, Instagram, etc.) And displays a new photo in full screen when the devise is woken up, with the current time and date, and the date the photo was taken. With the market validation of Reminisce, its next stage is in development to integrate an enterprise revenue model incorporating brands and celebrities.

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We cannot accurately predict the amount of funding or the time required to successfully commercialize our products. The actual cost and time required to commercialize our products may vary significantly depending on, among other things, the results of our development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our development programs, competitive and technological advances, marketing and other costs associated with commercialization. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of December 31, 2014, we had negative working capital of $315,764 and cash of $48,928. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Revenue

During the years ended December 31, 2014 and 2013, the Company did not generate any revenue.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2014 and 2013 follows:

	Years Ended December 31,		Increase /
	2014	2013	(Decrease)
Selling, general and administrative	$30,171	$8,170	$22,001
Product development	38,264	4,897	33,367
Executive compensation	61,000	32,500	28,500
Professional fees	52,050	33,915	18,135
	$181,485	$79,482	$102,003

Operating expenses include costs related to personnel, professional fees, travel, public company costs, product development and other operating related costs. The 12 month increase is due to an overall increase in business related activities to support the development and introduction of our products.

Other Income (Expense)

Other income and expense for the years ended December 31, 2014 and 2013 follows:

	Years Ended December 31,		Increase /
	2014	2013	(Decrease)
Other Income (Expense)
Interest expense	(567)	(11,165)	10,598
Interest expense - debt discount amortization	(3,485)	-	(3,485)
Interest expense - related party	(16,552)	(5,057)	(11,495)
Interest expense - related party - debt discount amortization	(78,596)	(92,754)	14,158
Write-off receivable - related party	(51,515)	-	(51,515)
Change in derivative liability	(109,169)	-	(109,169)
Total other income (expense)	$(259,884)	$(108,976)	$(150,908)

"Interest expense" and "Interest expense - related party" relate to the stated interest contained in our outstanding debt. "Interest expense - debt discount amortization” and "Interest expense - related party - debt discount amortization " relates to the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes. “Write-off receivable – related party” relates to the receivable due from Match Trade, Inc. and to On The Curb, LLC which the Company expensed due to the uncertainty that the related mergers would be completed or the amounts repaid to the Company. The change in derivative liability of $109,169 relates to the JMJ convertible promissory note with face amount of $27,778 and LG convertible promissory note with face amount of $57,750. Due to the terms of conversion of two convertible promissory notes, the Company recorded a related derivative liability. As of December 31, 2014, there remains $129,140 of unamortized debt discount related to all Company convertible promissory notes.

Liquidity and Capital Resources

From inception to December 31, 2014, we have incurred an accumulated deficit of $803,401. This loss has been incurred through a combination of professional fees, personnel costs and interest expense supporting our plans to develop our business and brand our services. At December 31, 2014, the Company had current assets of $55,228 compared to current liabilities of $463,635. During the year ended December 31, 2014, the Company had no revenue and incurred a loss from operations of $181,485. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $180,138 during the year ended December 31, 2014 as compared to $76,352 during the year ended December 31, 2013.

Net cash used by investing activities was $3,189 during the year ended December 31, 2014 as compared to $50,755 during the year ended December 31, 2013.

Net cash provided by financing activities was $232,135 during the year ended December 31, 2014 as compared to $127,073 during year ended December 31, 2013.

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

Income Taxes

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosuresabout Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Reve Technologies, Inc.

F.K.A. Bassline Productions, Inc.

We have audited the accompanying balance sheets of Reve Technologies, Inc. (F.K.A. Bassline Productions, Inc.) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these  financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reve Technologies, Inc. (F.K.A. Bassline Productions, Inc.) as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 27, 2015

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

 Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

REVE TECHNOLOGIES, INC.
Balance Sheets
(Audited)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$48,928	$120
Prepaid expenses	6,300	1,225
Total current assets	55,228	1,345

Equipment, net of accumulated depreciation of $558 and $161, respectively	1,866	1,029
TOTAL ASSETS	$57,094	$2,374

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,739	$5,218
Line of credit	10,713	-
Convertible notes - related party, net of discount of $49,598 and $20,483	233,484	105,465
Interest payable - related party	21,609	5,057
Convertible notes - net of discount of $52,829 and $0	4,921	-
Derivative liability	91,526	-
Total current liabilities	370,992	115,740

Long-term Liabilities:
Line of credit	-	10,141
Convertible notes - net of discount of $26,714 and $0	1,064	-
Derivative liability	92,643	-
Total long-term liabilities	93,707	10,141
TOTAL LIABILITIES	464,699	125,881

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 36,997,970 shares issued and outstanding at December 31, 2014 and 2013	36,998	36,998
Additional paid-in capital	358,798	251,092
Notes receivable - related party	-	(49,565)
Accumulated deficit	(803,401)	(362,032)
Total stockholders' deficit	(407,605)	(123,507)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,094	$2,374

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
Statements of Operations
(Audited)

	Years Ended December 31,
	2014	2013

Revenue	$-	$-

Operating expense:
Selling, general and administrative	30,171	8,170
Product development	38,264	4,897
Executive compensation	61,000	32,500
Professional fees	52,050	33,915
Total operating expense	181,485	79,482

Loss from operations	(181,485)	(79,482)

Other expense:
Interest expense	(4,052)	(11,165)
Interest expense - related party	(95,148)	(97,811)
Write-off receivable - related party	(51,515)	-
Change in derivative liability	(109,169)	-
Total other expense	(259,884)	(108,976)
Net loss	$(441,369)	$(188,458)

Basic Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	36,997,970	36,997,970

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
Statement of Stockholders' Deficit
For the Years ended December 31, 2014 and 2013
(Audited)

			Additional	Notes		Total
	Common Stock		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit
Balance, December 31, 2012	36,985,601	$36,986	$115,355	$-	$(173,574)	$(21,233)

Issuance for settlement of debt	12,369	12	22,500	-	-	22,512
Notes receivable - related party	-	-	-	(49,565)	-	(49,565)
Discount of convertible promissory note due to beneficial conversion feature	-	-	113,237	-	-	113,237
Net loss for the year ended December 31, 2013	-	-	-	-	(188,458)	(188,458)
Balance, December 31, 2013	36,997,970	36,998	251,092	(49,565)	(362,032)	(123,507)

Notes receivable - related party	-	-	-	49,565	-	49,565
Discount on convertible promissory note due to beneficial conversion feature	-	-	72,989	-	-	72,989
Discount on convertible promissory note due to detachable warrants	-	-	34,717	-	-	34,717
Net loss for the year ended December 31, 2014	-	-	-		(441,369)	(441,369)
Balance, December 31, 2014	36,997,970	$36,998	$358,798	$-	$(803,401)	$(407,605)

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
Statements of Cash Flows
(Audited)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(441,369)	$(188,458)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	397	395
Accretion of debt discount	82,081	92,755
Legal fees paid in connection with convertible notes	2,500	-
Write off notes receivable - related party	51,515	-
Shares issued for financing expense	-	10,142
Change in derivative liability	109,169	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(5,075)	(1,225)
Increase (decrease) in accounts payable	3,520	3,960
Increase (decrease) in interest payable	572	1,022
Increase (decrease) in interest payable - related party	16,552	5,057
Net cash used in operating activities	(180,138)	(76,352)

Cash flows from investing activity
Purchase of fixed assets	(1,234)	(1,190)
Proceeds for notes receivable - related party	(1,955)	(54,540)
Payments for notes receivable - related party	-	4,975
Net cash used in investing activity	(3,189)	(50,755)

Cash flows from financing activities
Proceeds from convertible notes payable	75,000	-
Proceeds from convertible notes payable - related party	159,005	127,198
Repayment of convertible notes payable - related party	(1,870)	(1,250)
Proceeds from line of credit	-	1,125
Net cash provided by financing activities	232,135	127,073

Increase (decrease) in cash and cash equivalents	48,808	(34)

Cash and cash equivalents at beginning of period	120	154

Cash and cash equivalents at end of period	$48,928	$120

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$34,717	$-
Debt discount recorded for beneficial conversion feature	$156,017	$113,237
Common stock issued for conversion of debt	$-	$12,370

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

Notes to Financial Statements

NOTE 1 – ORGANIZATION, RECENT ACCOUNTING PRONOUNCEMENTS AND GOING CONCERN

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the period ended December 31, 2014 of $803,401. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value.

Fair Value Measurement

Pursuant to ASC 820, the Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	184,169	184,169
Total Liabilities	$-	$-	$184,169	$184,169

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the year ended December 31, 2014.

2014
Balance at beginning of year	$-
Additions to derivative instruments	184,169
Change in fair value of derivative instruments	-
Balance at end of period	$184,169

The following is a description of the valuation methodologies used for these items:

Derivative liability — these instruments consist of certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of our notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. The Company will record revenue when it is realizable and earned.

Product Development

Product development costs represent costs incurred to develop the Company’s technology products. Product development costs are expensed when incurred.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. The Company recognized $615 and $0 in advertising costs during the years ended December 31, 2014 and 2013, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014 and 2013, no income tax expense has been incurred.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in 2013 resulting in a $6,772 charge to interest expense. As of December 31, 2014, the balance due under this line of credit totaled $3,926, including $3,634 of principle and $292 of accrued interest. During the years ended December 31, 2014 and 2013, the Company recorded $218 and $364 of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. The shares were issued in 2013 resulting in a $3,370 charge to interest expense. As of December 31, 2014, the balance due under this line of credit totaled $6,788, including $6,322 of principle and $466 of accrued interest. During the years ended December 31, 2014 and 2013, the Company recorded $355 and $658 of interest expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of December 31, 2014, the Company had outstanding the following convertible promissory notes (the "Note(s)"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
03/31/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	$8,540	$1,316	$9,856
04/25/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	3,370	28,370
05/21/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	3,222	28,222
07/31/13	01/31/14	$1.00	Current - Maturity date extended to 06/30/2015	25,500	3,023	28,523
08/31/13	02/28/14	$1.00	Current - Maturity date extended to 06/30/2015	14,195	1,608	15,803
09/30/13	03/31/14	$1.00	Current - Maturity date extended to 06/30/2015	7,545	790	8,335
10/31/13	04/30/14	$1.00	Current - Maturity date extended to 06/30/2015	6,250	597	6,847
11/30/13	05/30/14	$1.00	Current - Maturity date extended to 06/30/2015	4,309	397	4,706
12/31/13	06/30/14	$1.00	Current - Maturity date extended to 06/30/2015	8,509	723	9,232
01/31/14	07/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,810	916	12,726
02/28/14	08/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,479	790	12,269
03/31/14	09/30/14	$1.00	Current - Maturity date extended to 06/30/2015	11,879	753	12,632
06/30/14	12/31/2014	$1.00	Current - Maturity date extended to 06/30/2015	51,978	2,371	54,349
09/30/14	3/31/2015	$1.00	Current - Maturity date extended to 06/30/2015	42,979	1,305	44,284
12/31/14	6/30/2015	$0.25	Current	28,109	428	28,537
Debt discount - unamortized portion				(49,598)	-	-
				$233,485	$21,609	$304,692
Number of shares issuable upon exercise of the above debt						390,304

The Notes in the table above are all issued to Amalfi Coast Capital, Inc. (“Amalfi”) a private corporation owning in excess of 5% of the Company’s issued and outstanding shares of common stock. Each Note has identical terms, including a maturity date three to six months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.25 - $1.00 per share. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each Note on the commitment date, each Note contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each Note. The resulting discount to the Notes is recorded to interest expense and amortized over the original maturity term. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

During the year ended December 31, 2014, the Company issued $158,235 of Notes to Amalfi. As a condition to Amalfi’s entry into the September 30, 2014 Note (the “September Note”) of $42,979, the Company issued Amalfi a stock purchase warrant to purchase up to 200,000 shares of common stock (the “Series A Warrant”) at an exercise price of $0.01 for a period on five (5) years, subject to adjustment as provided therein. The Company first allocated between the September Note and Series A Warrant based upon their relative fair values. The estimated fair value of the Series A Warrant issued with the September Note was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.12 per share; estimated volatility – 59.5%; risk free interest rate – 1.78%; expected dividend rate - 0% and expected life - 5.0 years. This resulted in allocating $34,717 to the Series A Warrant and $8,262 to the September Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the September Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $39,874. As this amount resulted in a total debt discount that exceeded the September Note proceeds, the amount recorded for the beneficial conversion feature was limited to $8,262. The resulting $42,979 discount to the September Note is being accreted over the six month term of the September Note using the effective interest method.

From November 4, 2013 through January 21, 2014, the Company borrowed amounts totaling $1,870 from an officer, director and shareholder of the Company. The loaned amounts bore interest from 0% to 1%. The principal amount was convertible into shares of common stock at a rate of $1 per share. The Company recorded a debt discount related to the beneficial conversion feature of $954 which was amortized over the life of each of the three loans. During the year ended December 31, 2014, the Company repaid the loan in total and fully amortized the remaining debt discount of $499.

During the year ended December 31, 2014, the Company had interest expense – related party of $95,148 of which $16,553 is interest and $78,596 is amortization of debt discount. During the year ended December 31, 2013, the Company had interest expense – related party of $97,811 of which $5,057 is interest and $92,754 is amortization of debt discount.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

JMJ Financial

On December 3, 2014 (the "Effective Date"), the Company received $25,000 and sold to JMJ Financial, a Nevada sole proprietorship (the "Investor"), a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, Investor will advance various amounts up to $225,000 in gross proceeds after taking into consideration an original issue discount ("OID") of $25,000. Each advance carries the following terms: (i) matures two years from the date of advance (the “Maturity Date”) (ii) no interest for the first 90 days; (iii) may be repaid within 90 days after which the Company may not make further payments prior to the Maturity Date; (iv) includes a 10% OID; and (v) if the Company does not repay each advance on or before 90 days, a one-time interest charge of 12% shall be applied to the principle sum. Investor may convert at their discresion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to the lesser of $0.51 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will Investor convert any amount of the Note into common stock that would result in Investor owning more than 4.99% of the common stock outstanding. The JMJ Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The JMJ Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.

The Company recorded a $2,778 discount to the JMJ Note related to the OID which is being accreted over the two year term of the Note.

We have evaluated the terms and conditions of the JMJ Note. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense.

The initial fair value of the derivative liability was $57,746 and determined using the Black Scholes option pricing model with a quoted market price of $0.35, a conversion price of $0.12, expected volatility of 79%, no expected dividends, an expected term of two years and a risk-free interest rate of 0.57% resulting in a fair value per share of $0.2495 multiplied by the 231,483 shares that would be issued if the JMJ Note was exercised on the Effective Date. As a result, $25,000 was recorded as a debt discount, $35,186 as other expense and $57,746 as a derivative liability.

The following table summarizes the derivative liability included in the consolidated balance sheet at December 31, 2014:

Balance at December 31, 2013	$-
Debt discount	25,000
Day one loss on fair value	32,746
December 31, 2014 loss on change in fair value	34,897
Write off due to conversion	-
Balance at December 31, 2014	$92,643

LG Capital

On December 15, 2014 (the "Closing Date"), the Company issued a $57,750 convertible promissory note (the "LG Note") to LG Capital Funding, LLC, a New York limited liability company (the "Lender"), pursuant to the terms of a Securities Purchase Agreement of the same date. The LG Note provides up to an aggregate of $50,000 in gross proceeds after taking into consideration and OID of $5,250 and $2,500 in legal fees. The LG Note matures on December 15, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after December 15, 2014, beginning on June 13, 2015 at a conversion price equal to 62% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by Reve. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The LG Note may be prepaid with the following penalties: (i) if the LG Note is prepaid within 30 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the LG Note is prepaid within 31 - 60 days of the issuance date, then 121% of the face amount plus any accrued interest; (iii) if the LG Note is prepaid within 61 - 90 days of the issuance date, then 127% of the face amount plus any accrued interest; (iv) if the LG Note is prepaid within 91 - 120 days of the issuance date, then 133% of the face amount plus any accrued interest; (v) if the LG Note is prepaid within 121 - 150 days of the issuance date, then 139% of the face amount plus any accrued interest; (ii) if the LG Note is prepaid within 151 - 180 days of the issuance date, then 145% of the face amount plus any accrued interest. The LG Note may not be prepaid after the 180th day.

The Company recorded a $5,250 discount to the LG Note related to the OID which is being accreted over the one year term of the LG Note.

We have evaluated the terms and conditions of the LG Note. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments.

The initial fair value of the derivative liability was $84,748 and determined using the Black Scholes option pricing model with a quoted market price of $0.50, a conversion price of $0.2108, expected volatility of 82%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.22% resulting in a fair value per share of $0.3074 multiplied by 273,956 shares that would be issued if the LG Note was exercised on the commitment date. As a result, $50,000 was recorded as a debt discount, $34,205 as other expense and $84,748 as a derivative liability.

The following table summarizes the derivative liability included in the consolidated balance sheet at December 31, 2014:

Balance at December 31, 2013	$-
Debt discount	50,000
Day one loss on fair value	34,748
December 31, 2014 loss on change in fair value	6,778
Write off due to conversion	-
Balance at December 31, 2014	$91,526

Adar Bays, LLC

On December 17, 2014, the Company closed a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $35,000. The AB Note was funded on January 21, 2015 with the Company receiving $29,750 of net proceeds after an original issue discount of 10% and $1,750 in legal fees. The AB Note matures on December 17, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after December 17, 2014, beginning on June 15, 2015 at a conversion price equal to 62% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by the Company. In no event shall Adar Bays effect a conversion if such conversion results in Adar Bays beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar Bays pursuant to the conversion terms above. The AB Note may be prepaid with the following penalties: (i) if the AB Note is prepaid within 30 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the AB Note is prepaid within 31 - 60 days of the issuance date, then 121% of the face amount plus any accrued interest; (iii) if the AB Note is prepaid within 61 - 90 days of the issuance date, then 127% of the face amount plus any accrued interest; (iv) if the AB Note is prepaid within 91 - 120 days of the issuance date, then 133% of the face amount plus any accrued interest; (v) if the AB Note is prepaid within 121 - 150 days of the issuance date, then 139% of the face amount plus any accrued interest; (ii) if the AB Note is prepaid within 151 - 180 days of the issuance date, then 145% of the face amount plus any accrued interest. The AB Note may not be prepaid after the 180th day. The AB Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the AB Note in the event of such defaults.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of December 31, 2014.

Common stock

During the year ended December 31, 2014, the Company recorded $107,706 to additional paid in capital related to the debt discount resulting from the BCF contained in convertible promissory notes issued during the year and related detachable warrants. No common stock was issued during 2014. On May 30, 2014, 38,029,399 shares of common stock were returned and cancelled for no consideration. Due to the significance of the share return, the Company retroactively restated share and per share amounts.

During the year ended December 31, 2013, the Company entered into the following common stock related transactions:

•	recorded $113,237 to additional paid in capital related to the debt discount resulting from the BCF contained in convertible promissory notes issued during the year.

•

on March 10, 2013, the Company's board of directors approved the issuance of a dividend to the shareholders. The shareholders received 2 shares of common stock for each 1 share of common stock held. As of August 6, 2013, the Company received approval from FINRA for the issuance. The Company accounted for this stock dividend as a stock split and the shares and per share amounts were retroactively restated.

•

on August 30, 2013, the Company agreed to issue a total of 12,369 shares of common stock for the conversion of debt totaling $22,511 which is comprised of $11,940 of principal, $1,261 of accrued interest and $9,310 in financing expense. The shares were issued in November 2013.

•

on August 30, 2013, the Board of Directors authorized the cancellation of a significant portion of shares of common stock outstanding, of which 33,369,399 of the shares being owned by management or parties affiliated therewith. The shares were canceled in 2014; see above.

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. Stehrenberger, our CEO, CFO, and Director, receives regular compensation payments. During the years ended December 31, 2014 and 2013, the Company recorded executive compensation of $61,000 and $32,500.

As of June 30, 2014, the Company loaned $27,675 to Match Trade, Inc. and $23,840 to On The Curb, LLC. Both entities are owned and controlled by Mr. Stehrenberger. The loans were recorded to equity as notes receivable – related party. Once the merger with Match Trade, Inc. and On The Curb, LLC was closed, these amounts were to be eliminated upon consolidation. In June 2013, the Company postponed the closing of the merger with Match Trade, Inc. and On The Curb, LLC due to the requirement that each company deliver audited financial statements and footnotes. Neither entity was able to deliver audited financial statements and repayment of the loans was not probable. As a result, the Company fully expensed the receivable balances totaling $51,515 on June 30, 2014.

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

NOTE 8 – NET LOSS PER SHARE

During the years ended December 31, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(441,369)	$(188,458)

Denominator:
Weighted average number of common shares outstanding	36,997,970	36,997,970

Basic and diluted EPS	$(0.01)	$(0.01)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,066,891	129,907

NOTE 9 - INCOME TAXES

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 35% to pre-tax loss as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$609,945	$360,896
Statutory tax rate	35%	35%
Gross deferred tax assets	213,481	126,314
Valuation allowance	(213,481)	(126,314)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $213,481 and $126,314, respectively, which will begin to expire 2030. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $87,167. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013 and maintained a full valuation allowance.

As of December 31, 2014 and 2013, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE 10 - SUBSEQUENT EVENTS

Adar Bays Financing

On January 21, 2015, the Company received $29,750 from Adar Bays pursuant to the AB Note (See NOTE 5 – CONVERTIBLE NOTES PAYABLE for additional information).

Typenex Financing

On January 16, 2015 (the “Effective Date”) Reve Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the “Note”) of which Typenex funded $50,000 upon closing. We have no obligation to pay Typenex any amounts on the unfunded portion of the Note. Additionally, Typenex issued to the Company three secured promissory notes, aggregating $150,000, bearing interest at the rate of 8% per annum with each note maturing fifteen months from January 16, 2015 (the “Investor Notes”). The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 16, 2015. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.60, and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.30, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Note, a copy of which is filed as an exhibit hereto. In the event the Company elects to prepay all or any portion of the Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note is secured by all of the assets of the Company and includes customary event of default provisions.

Typenex has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

Additionally, the Company granted Typenex four warrants, corresponding to the delivery of four tranches of cash funds, to purchase shares of the Company’s common stock, no par value (the “Common Stock”). The first warrant will entitle the holder to purchase a number of shares equal to $30,000 divided by the closing price on the date the warrants are issued, as such number may be adjusted from time to time pursuant to the terms of the Note, and the remaining warrants will entitle the holder to purchase a number of shares equal to $27,500 divided by the closing price on the date the warrants are issued, as adjusted. The warrants are exercisable for five years at $0.60 per share subject to certain anti-dilution provisions set forth in the warrants, a copy of which is attached as an exhibit hereto. Each warrant is not exercisable until each corresponding tranche is funded.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Typenex is an accredited investor. Typenex took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Tamio Stehrenberger, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, Mr. Stehrenberger has concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The names of our director and executive officers as of December 31, 2014 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Current Position With Us	Director or Officer Since
Tamio Stehrenberger	34	President, Treasurer, Secretary and Director	January 3, 2013

Duties, Responsibilities and Experience

Tamio Stehrenberger. Between October 2006 and April 2009, Mr. Stehrenberger founded and acted as President and CEO of Luxe Automotive Group, Inc., a luxury/exotic car leasing company with locations in Salt Lake City, Utah and Fort Lauderdale, Florida with revenues of $1M in its first calendar year, and a fleet of 72 vehicles. From April 2009 until April 2011, Mr. Stehrenberger founded and developed BekoZone.com, which later became MatchTrade.com. From 4/11 – present, Mr. Stehrenberger founded and continually developed MatchTrade.com. From October 2005 until the present, Mr. Stehrenberger played hockey at the professional level for the Utah Grizzlies, a farm team for the NHL's Calgary Flames.

Family Relationships

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. We believe that as of the date of this filing all required filings are current.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that the Company has no “independent directors” as defined under the standards of independence of the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have one executive officer who is also our sole director. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Reve Technologies, Inc., Attention: Tamio Stehrenberger, 17011 Beach Blvd. Suite 900, Huntington Beach, CA 92647. The Board shall review and respond to all correspondence received, as appropriate.

Item 11. Executive Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”)

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tamio Stehrenberger (1),	2014	61,000	-	-	-	61,000
President, Treasurer, Secretary and Director	2013	32,500	-	-	-	32,500

______________

(1) Mr. Stehrenberger does not currently have an employment agreement.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

As a result of having limited resources we do not currently have an established compensation package for board members.

Item 12. Security Ownership of Certain Benefical Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 30, 2015 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Taanen, LP (3)	20,115,000	54.37%

5% shareholders
Amalfi Coast Capital
2658 Del Mar Heights Rd. Suite 223 San Diego, CA
92014	2,398,200	6.48%
Bula Holdings, Inc.
1135 Terminal Way Suite 209
Reno, NV 89502	2,170,200	5.87%

__________________

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 17011 Beach Blvd. Suite 900, Huntington Beach CA 92647.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 36,997,970 shares of common stock issued and outstanding on a fully diluted basis as of the date of this report. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Taanen, LP is a private California partnership owned by Tamio Stehrenberger (our director and officer). In such capacity, Mr. Stehrenberger may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of December 31, 2014, based upon the review of our transfer records as of said date.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics requires actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving the Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. The Company is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

For related party transactions that do not exceed $120,000 please see “NOTE 7 – RELATED PARTY TRANSACTIONS” in the notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Item 14. Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

De Joya Griffith, LLC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2014 and 2013. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our auditors, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees

The aggregate fees billed for professional services rendered by De Joya Griffith, LLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 and 2013 was $12,800 and $11,500, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2014 and 2013
•	Statements of Operations for the years ended December 31, 2014 and 2013
•	Statements of Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013
•	Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reve Technologies, Inc. (Registrant)

March __, 2015	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
President, Principal Executive Officer, Principle Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamio Stehrenberger	President, Principal Executive Officer,	March__, 2015
Tamio Stehrenberger	Principle Financial Officer and Director

Exhibit Index

Exhibit

Number	Exhibit Description

3.1	Articles of Incorporation of Bassline Productions, Inc. (Incorporated by reference from exhibit 3(i)(a) to the Form S-1 filed on October 6, 2010)

3.2	Bylaws of Bassline Productions, Inc. (Incorporated by reference from exhibit 3(ii)(a) to the Form S-1 filed on October 6, 2010)

10.1	Securities Purchase Agreement dated December 17, 2014 between Reve Technologies, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.2 to Form 8-k on February 3, 2015)

10.2	8% Convertible Redeemable Note dated December 17, 2014 between Reve Technologies, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 4.3 to Form 8-k on February 3, 2015)

10.3	Securities Purchase Agreement dated January 16, 2015 between Reve Technologies, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.1 to Form 8-k on February 3, 2015)

10.4	Securities Agreement dated January 16, 2015 between Reve Technologies, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.3 to Form 8-k on February 3, 2015)

10.5	Secured Convertible Promissory Note dated January 16, 2015 between Reve Technologies, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.1 to Form 8-k on February 3, 2015)

10.6	Warrant #1 between Reve Technologies, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.2 to Form 8-k on February 3, 2015)

10.7	Investor Note #1 dated January 16, 2015 between Reve Technologies, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.4 to Form 8-k on February 3, 2015)

10.8	$250,000 Convertible Note dated December 2, 2014 between Reve Technologies, Inc. and JMJ Financial (Incorporated by reference from exhibit 10.1 to Form 8-k on January 9, 2015)

10.9	8% Convertible Redeemable Note dated December 15, 2014 between Reve Technologies, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.2 to Form 8-k on January 9, 2015)

31.1*

Certification of Principal Executive Officer and Principle Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_____________

*Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

