Form 10-Q
period 2015-03-31
REVE TECHNOLOGIES, INC.
filed 2015-05-15
CIK 1495028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	36,997,970 shares
(Class)	(Outstanding as at May 10, 2015)

REVE TECHONOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVE TECHNOLOGIES, INC.

Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,503	$48,928
Prepaid expenses	-	6,300
Total current assets	33,503	55,228

Other receivable	2,452	-
Equipment, net of accumulated depreciation of $759 and $558, respectively	1,665	1,866
TOTAL ASSETS	$37,620	$57,094

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,114	$8,739
Line of credit	10,860	10,713
Convertible notes - related party, net of discount of $14,055 and $49,598	269,028	233,484
Interest payable - related party	27,193	21,609
Convertible notes - net of discount of $62,982 and $52,829	31,437	4,921
Derivative liability	113,910	91,526
Total current liabilities	462,542	370,992

Long-term Liabilities:
Convertible notes - net of discount of $73,557 and $26,714	18,783	1,064
Derivative liability	140,378	92,643
Total long-term liabilities	159,161	93,707
TOTAL LIABILITIES	621,703	464,699

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 36,997,970 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	36,998	36,998
Additional paid-in capital	358,798	358,798
Accumulated deficit	(979,879)	(803,401)
Total stockholders' deficit	(584,083)	(407,605)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,620	$57,094

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expense:
Selling, general and administrative	27,232	3,282
Product development	14,255	10,011
Executive compensation	38,845	13,600
Professional fees	29,470	5,951
Total operating expense	109,802	32,844

Loss from operations	(109,802)	(32,844)

Other expense:
Interest expense	(3,925)	(135)
Interest expense - debt discount amortization	(36,254)	-
Interest expense - related party	(5,584)	(2,808)
Interest expense - related party - debt discount amortization	(35,544)	(20,287)
Change in derivative liability	14,631	-
Total other expense	(66,676)	(23,230)
Net loss	$(176,478)	$(56,074)

Basic Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	36,997,970	36,997,970

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

Statements of Stockholders' Deficit (Unaudited)

For the Three months Ended March 31, 2015 and Year ended December 31, 2014

			Additional	Notes		Total
	Common Stock		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit
Balance, December 31, 2013	36,997,970	$36,998	$251,092	$(49,565)	$(362,032)	$(123,507)

Notes receivable - related party	-	-	-	49,565	-	49,565
Discount on convertible promissory note due to beneficial conversion feature	-	-	72,989	-	-	72,989
Discount on convertible promissory note due to detachable warrants	-	-	34,717	-	-	34,717
Net loss for the year ended December 31, 2014	-	-	-	-	(441,369)	(441,369)
Balance, December 31, 2014	36,997,970	36,998	358,798	-	(803,401)	(407,605)

Net loss for the three months ended March 31, 2015	-	-	-	-	(176,478)	(176,478)
Balance, March 31, 2015 (Unaudited)	36,997,970	$36,998	$358,798	$-	$(979,879)	$(584,083)

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(176,478)	$(56,074)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	202	99
Accretion of debt discount	71,798	20,287
Legal fees paid in connection with convertible notes	6,750	-
Change in derivative liability	(14,631)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	6,300	1,225
Increase (decrease) in accounts payable	1,375	-
Increase (decrease) in interest payable	3,925	135
Increase (decrease) in interest payable - related party	5,584	2,809
Net cash used in operating activities	(95,175)	(31,519)

Cash flows from investing activity
Proceeds for notes receivable - related party	-	(1,255)
Payments for notes receivable - related party	-	5
Net cash used in investing activity	-	(1,250)

Cash flows from financing activities
Proceeds from convertible notes payable	79,750	35,938
Net cash provided by financing activities	79,750	35,938

Increase (decrease) in cash and cash equivalents	(15,425)	3,169

Cash and cash equivalents at beginning of period	48,928	120

Cash and cash equivalents at end of period	$33,503	$3,289

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$-	$21,544

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.

Notes to Financial Statements

(UNaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

The Company was incorporated on May 11, 2010 (Date of Inception) under the laws of the State of Nevada, as Bassline Productions, Inc. On March 21, 2014 the Company amended its articles of incorporation and changed its name to Reve Technologies, Inc. We invest in, develop and market emerging hardware, mobile and web applications.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2010) through the quarter ended March 31, 2015 of $979,879. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements of Reve Technologies, Inc. as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	254,288	254,288
Total Liabilities	$-	$-	$254,288	$254,288

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the three months ended March 31, 2015.

	March 31,	December 31,
	2015	2014
Balance at beginning of year	$184,169	$-
Additions to derivative instruments	130,278	184,169
Change in fair value of derivative instruments	(60,159)	-
Balance at end of period	$254,288	$184,169

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$176,478	$56,074

Denominator:
Weighted average number of common shares outstanding	36,997,970	36,997,970

Basic and diluted EPS	$0.00	$0.00

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,240,080	167,877

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements.

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in 2013 resulting in a $6,772 charge to interest expense. As of March 31, 2015, the balance due under this line of credit totaled $3,979, including $3,634 of principle and $345 of accrued interest. During the three months ended March 31, 2015 and 2014, the Company recorded $54 and $54, respectively, of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. The shares were issued in 2013 resulting in a $3,370 charge to interest expense. As of March 31, 2015, the balance due under this line of credit totaled $6,881, including $6,322 of principle and $559 of accrued interest. During the three months ended March 31, 2015 and 2014, the Company recorded $95 and $81, respectively, of interest expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of March 31, 2015, the Company had outstanding the following convertible promissory notes (the "Note(s)"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding

03/31/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	$8,540	$1,485	$10,025
04/25/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	3,863	28,863
05/21/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	3,715	28,715
07/31/13	01/31/14	$1.00	Current - Maturity date extended to 06/30/2015	25,500	3,526	29,026
08/31/13	02/28/14	$1.00	Current - Maturity date extended to 06/30/2015	14,195	1,888	16,083
09/30/13	03/31/14	$1.00	Current - Maturity date extended to 06/30/2015	7,545	939	8,484
10/31/13	04/30/14	$1.00	Current - Maturity date extended to 06/30/2015	6,250	721	6,971
11/30/13	05/30/14	$1.00	Current - Maturity date extended to 06/30/2015	4,309	482	4,791
12/31/13	06/30/14	$1.00	Current - Maturity date extended to 06/30/2015	8,509	891	9,400
01/31/14	07/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,810	1,149	12,959
02/28/14	08/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,479	1,016	12,495
03/31/14	09/30/14	$1.00	Current - Maturity date extended to 06/30/2015	11,879	987	12,866
06/30/14	12/31/2014	$1.00	Current - Maturity date extended to 06/30/2015	51,978	3,397	55,375
09/30/14	3/31/2015	$1.00	Current - Maturity date extended to 06/30/2015	42,979	2,152	45,131
12/31/14	6/30/2015	$0.25	Current	28,109	982	29,091
Debt discount - unamortized portion				(14,055)	-	-
				$269,028	$27,193	$310,276
Number of shares issuable upon exercise of the above debt as of March 31, 2015						397,550
Number of shares issuable upon exercise of the above debt as of March 31, 2014						167,877

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

During the three months ended March 31, 2015 and 2014, the Company recognized interest expense of $5,584 and $2,808, respectively, and amortized $35,544 and $20,287, respectively, of debt discount related to the beneficial conversion feature contained on the Notes.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

JMJ Financial

On December 3, 2014 (the "Effective Date"), the Company received $25,000 and sold to JMJ Financial, a Nevada sole proprietorship (the "JMJ"), a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, JMJ will advance various amounts up to $225,000 in gross proceeds after taking into consideration an original issue discount ("OID") of $25,000. Each advance carries the following terms: (i) matures two years from the date of advance (the “Maturity Date”) (ii) no interest for the first 90 days; (iii) may be repaid within 90 days after which the Company may not make further payments prior to the Maturity Date; (iv) includes a 10% OID; and (v) if the Company does not repay each advance on or before 90 days, a one-time interest charge of 12% shall be applied to the principle sum. JMJ may convert at their discretion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to the lesser of $0.51 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will JMJ convert any amount of the Note into common stock that would result in JMJ owning more than 4.99% of the common stock outstanding. The JMJ Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The JMJ Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.

The Company recorded a $2,778 discount to the JMJ Note related to the OID which is being accreted over the two year term of the Note.

We have evaluated the terms and conditions of the JMJ Note. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embeded derivative is calculated with changes in value recorded to other expense.

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

The following table summarizes the derivative liability included in the balance sheet at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	92,643	$-
Debt discount	-	25,000
Day one loss on fair value	-	32,746
Loss (gain) on change in fair value	(50,067)	34,897
Write off due to conversion	-	-
Balance at end of period	42,576	92,643

During the three months ended March 31, 2015, the Company recognized $3,333 of interest expense, $3,420 of debt discount related accretion and a $50,067 derivative liability gain related to the JMJ Note.

LG Capital

On December 15, 2014 (the "Closing Date"), the Company issued a $57,750 convertible promissory note (the "LG Note") to LG Capital Funding, LLC, a New York limited liability company (the "Lender"), pursuant to the terms of a Securities Purchase Agreement of the same date. The LG Note provides up to an aggregate of $50,000 in gross proceeds after taking into consideration and OID of $5,250 and $2,500 in legal fees. The LG Note matures on December 15, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after December 15, 2014, beginning on June 13, 2015 at a conversion price equal to 62% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by Reve. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The LG Note may be prepaid with the following penalties: (i) if the LG Note is prepaid within 30 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the LG Note is prepaid within 31 - 60 days of the issuance date, then 121% of the face amount plus any accrued interest; (iii) if the LG Note is prepaid within 61 - 90 days of the issuance date, then 127% of the face amount plus any accrued interest; (iv) if the LG Note is prepaid within 91 - 120 days of the issuance date, then 133% of the face amount plus any accrued interest; (v) if the LG Note is prepaid within 121 - 150 days of the issuance date, then 139% of the face amount plus any accrued interest; (vi) if the LG Note is prepaid within 151 - 180 days of the issuance date, then 145% of the face amount plus any accrued interest. The LG Note may not be prepaid after the 180th day.

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

The following table summarizes the derivative liability included in the balance sheet at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	91,526	$-
Debt discount	-	50,000
Day one loss on fair value	-	34,748
Loss (gain) on change in fair value	(17,099)	6,778
Write off due to conversion	-	-
Balance at end of period	74,427	91,526

During the three months ended March 31, 2015, the Company recognized $1,139 of interest expense, $13,623 of debt discount related accretion and a $17,099 derivative liability gain related to the LG Note.

Adar Bays, LLC

On December 17, 2014, the Company closed a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”) providing for the purchase of a Convertible Redeemable Note (the “Adar Note”) in the aggregate principal amount of $35,000. The Adar Note was funded on January 21, 2015 with the Company receiving $29,750 of net proceeds after an original issue discount of 10% and $1,750 in legal fees. The Adar Note matures on December 17, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after December 17, 2014, beginning on June 15, 2015 at a conversion price equal to 62% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by the Company. In no event shall Adar Bays effect a conversion if such conversion results in Adar Bays beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar Bays pursuant to the conversion terms above. The Adar Note may be prepaid with the following penalties: (i) if the Adar Note is prepaid within 30 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the Adar Note is prepaid within 31 - 60 days of the issuance date, then 121% of the face amount plus any accrued interest; (iii) if the Adar Note is prepaid within 61 - 90 days of the issuance date, then 127% of the face amount plus any accrued interest; (iv) if the Adar Note is prepaid within 91 - 120 days of the issuance date, then 133% of the face amount plus any accrued interest; (v) if the Adar Note is prepaid within 121 - 150 days of the issuance date, then 139% of the face amount plus any accrued interest; (ii) if the Adar Note is prepaid within 151 - 180 days of the issuance date, then 145% of the face amount plus any accrued interest. The Adar Note may not be prepaid after the 180th day. The Adar Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Adar Note in the event of such defaults.

We have evaluated the terms and conditions of the Adar Note. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embeded derivative is calculated with changes in value recorded to other expense.

The initial fair value of the derivative liability was $75,278 and determined using the Black Scholes option pricing model with a quoted market price of $0.40, a conversion price of $0.1307, expected volatility of 100%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.12% resulting in a fair value per share of $0.2811 multiplied by the 267,797 shares that would be issued if the Adar Note was exercised on the issuance date. As a result, $29,750 was recorded as a debt discount, $45,528 as other expense and $75,278 as a derivative liability.

The following table summarizes the derivative liability included in the balance sheet at March 31, 2015:

March 31,
Derivative liability rollforward	2015
Beginning balance	-
Debt discount	29,750
Day one loss on fair value	45,528
Loss (gain) on change in fair value	(35,795)
Write off due to conversion	-
Balance at end of period	39,483

During the three months ended March 31, 2015, the Company recognized $529 of interest expense, $9,474 of debt discount related accretion and a $35,795 derivative liability gain related to the Adar Note.

Typenex Co-Investment, LLC

On January 16, 2015, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the “Typenex Note”) for $200,000, consisting of $60,000 paid in cash at closing and three secured promissory notes, aggregating $165,000, bearing interest at the rate of 8% per annum, each note maturing in fifteen months from January 16, 2015 (the “Investor Notes”). The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. We have no obligation to pay Typenex any amounts on the unfunded portion of the Typenex Note.

The Typenex Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 16, 2016. The Typenex Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.60, and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.30, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Typenex Note. In the event the Company elects to prepay all or any portion of the Typenex Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Typenex Note is secured by all of the assets of the Company and includes customary event of default provisions.

Typenex has agreed to restrict its ability to convert the Typenex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Typenex Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Typenex Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

Additionally, the Company granted Typenex four warrants, corresponding to the delivery of four tranches of cash funds, to purchase shares of the Company’s common stock, $0.001 par value. The first warrant will entitle the holder to purchase a number of shares equal to $30,000 (the “Typenex Warrant”) divided by the closing price on the date the warrants are issued, as such number may be adjusted from time to time pursuant to the terms of the Note, and the remaining warrants will entitle the holder to purchase a number of shares equal to $27,500 divided by the closing price on the date the warrants are issued, as adjusted. The warrants are exercisable for five years at $0.60 per share subject to certain anti-dilution provisions set forth in the warrants, a copy of which is attached as an exhibit hereto. Each warrant is not exercisable until each corresponding tranche is funded.

We have evaluated the terms and conditions of the Typenex Note and Typenex Warrant. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments.

The Company first allocated Typenex Note principal between the Typenex Note and Typenex Warrant based upon their relative fair values. The initial fair value of the derivative liability related to the Typenex Warrant was $50,749 and determined using the Black Scholes option pricing model with a quoted market price of $0.40, a conversion price of $0.2357, expected volatility of 267%, no expected dividends, an expected term of 5 years and a risk-free interest rate of 1.29% resulting in a fair value per share of $0.3987 multiplied by the 127,298 shares that would be issued if the Typenex Warrant was exercised on the issuance date.

The initial fair value of the derivative liability related to the Typenex Note was $58,472 and determined using the Black Scholes option pricing model with a quoted market price of $0.40, a conversion price of $0.2357, expected volatility of 100%, no expected dividends, an expected term of 1.25 years and a risk-free interest rate of 0.11% resulting in a fair value per share of $0.2297 multiplied by the 254,597 shares that would be issued if the Typenex Note was exercised on the issuance date.

Since the value of the Typenex Note and Warrant derivative liabilities resulted in a total debt discount that exceeds the Typenex Note face amount, the amount recorded as a derivative liability was limited to the Typenex Note proceeds and debt discount totaling $55,000.

The following table summarizes the derivative liability included in the balance sheet at March 31, 2015:

March 31,
Derivative liability rollforward	2015
Beginning balance	$-
Debt discount	55,000
Loss (gain) on change in fair value - Typenex Note	24,642
Loss (gain) on change in fair value - Warrant	18,160
Write off due to conversion	-
Balance at end of period	$97,802

During the three months ended March 31, 2015, the Company recognized $1,229 of interest expense, $9,737 of debt discount related accretion and a $24,642 and $18,160 derivative liability loss related to the Typenex Note and Typenex Warrant, respectively. Additionally, the Company recognized an other asset of $2,452 of interest receivable related to the Investor Notes.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of March 31, 2015.

Common stock

During the three months ended March 31, 2015, the Company did not record any stock related transactions.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. Stehrenberger, our CEO, CFO, and Director, receives regular compensation payments. During the three months ended March 31, 2015 and 2014, the Company recorded executive compensation of $38,845 and $13,600.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared With the Three Months Ended March 31, 2014.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2015 and 2014 follows:

	Three months Ended March 31,		Increase /
	2015	2014	(Decrease)

Selling, general and administrative	$27,232	$3,282	$23,950
Product development	14,255	10,011	4,244
Executive compensation	38,845	13,600	25,245
Professional fees	29,470	5,951	23,519
	$109,802	$32,844	$76,958

Operating expenses include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month increase is due to an overall increase in business related activities to support the development and introduction of our products.

Other Income (Expense)

Other income and expense for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)
Other Income (Expense)
Interest expense	(3,925)	(135)	(3,790)
Interest expense - debt discount amortization	(36,254)	-	(36,254)
Interest expense - related party	(5,584)	(2,808)	(2,776)
Interest expense - related party - debt discount amortization	(35,544)	(20,287)	(15,257)
Change in derivative liability	14,631	-	14,631
Total other income (expense)	$(66,676)	$(23,230)	$(43,446)

"Interest expense" and "Interest expense - related party" relate to the stated interest contained in our outstanding debt. "Interest expense - debt discount amortization” and "Interest expense - related party - debt discount amortization " relates to the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes. The gain due to our derivative liabilities of $14,631 relates to certain convertible promissory notes. Due to the terms of conversion of certain convertible promissory notes, the Company recorded a related derivative liability. As of March 31, 2015, there remains $150,593 of unamortized debt discount related to all Company convertible promissory notes.

Liquidity and Capital Resources

From inception to March 31, 2015, we have incurred an accumulated deficit of $979,879. This loss has been incurred through a combination of professional fees, personnel costs and interest expense supporting our plans to develop our business and brand our services. At March 31, 2015, the Company had current assets of $33,503 compared to current liabilities of $462,542. During the three months ended March 31, 2015, the Company had no revenue and incurred a loss from operations of $109,802. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $95,175 during the three months ended March 31, 2015 as compared to $31,519 during the three months ended March 31, 2014.

Net cash used by investing activities was $0 during the three months ended March 31, 2015 as compared to $1,250 during the three months ended March 31, 2014.

Net cash provided by financing activities was $79,750 during the three months ended March 31, 2015 as compared to $35,938 during three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to Financial Statements as filed with our Form 10-K for the year ended December 31, 2014 describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company's operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on an assessment of the Company's accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of the Company's financial condition and results of operations.

In preparing the Company's financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing our derivative instruments. Actual results could differ from these estimates.

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

___________

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

Reve Technologies, Inc. (Registrant)

Dated: May 15, 2015	By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger, President, Principle Executive Officer, Principle Financial Officer and Director

