Form 10-Q
period 2015-06-30
REVE TECHNOLOGIES, INC.
filed 2015-08-17
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54497

REVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-2571663
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

300 S El Camino Real, Suite 206, San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	50,765,414 shares
(Class)	(Outstanding as at August 14, 2015)

REVE TECHONOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVE TECHNOLOGIES, INC.
Balance Sheets (Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,019	$48,928
Prepaid expenses	-	6,300
Total current assets	14,019	55,228

Other receivable	5,523	-
Equipment, net of accumulated depreciation of $759 and $558, respectively	1,463	1,866
TOTAL ASSETS	$21,005	$57,094

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$167,399	$8,739
Line of credit	11,009	10,713
Convertible notes - related party, net of discount of $14,055 and $49,598	283,083	233,484
Interest payable - related party	32,839	21,609
Convertible notes - net of discount of $62,982 and $52,829	50,679	4,921
Derivative liability	180,437	91,526
Total current liabilities	725,446	370,992

Long-term Liabilities:
Convertible notes - net of discount of $73,557 and $26,714	38,154	1,064
Derivative liability	265,084	92,643
Total long-term liabilities	303,238	93,707
TOTAL LIABILITIES	1,028,684	464,699

Commitments and contingencies
Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 36,997,970 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	37,426	36,998
Additional paid-in capital	409,715	358,798
Accumulated deficit	(1,454,820)	(803,401)
Total stockholders' deficit	(1,007,679)	(407,605)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,005	$57,094

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
Statements of Operations
(Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expense:
Selling, general and administrative	8,171	6,899	35,403	10,181
Product development	153,511	11,396	167,766	21,407
Executive compensation	24,033	14,900	62,878	28,500
Professional fees	16,255	13,020	45,725	18,971
Total operating expense	201,970	46,215	311,772	79,059

Loss from operations	(201,970)	(46,215)	(311,772)	(79,059)

Other expense:
Interest expense	(43,752)	(131)	(83,931)	(266)
Interest expense - related party	(19,701)	(17,884)	(60,829)	(40,979)
Change in derivative liability	(209,518)	(51,515)	(194,887)	(51,515)
Total other expense	(272,971)	(69,530)	(339,647)	(92,760)
Net loss	$(474,941)	$(115,745)	$(651,419)	$(171,819)

Loss per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic	37,063,752	36,997,970	37,031,043	36,997,970

(The accompanying notes are an integral part of these financial statements)

REVE TECHNOLOGIES, INC.
Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(651,419)	$(171,819)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	404	198
Accretion of debt discount	129,154	34,709
Legal fees paid in connection with convertible notes	6,750	-
Change in derivative liability	194,887	51,515
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	6,300	1,225
Increase (decrease) in accounts payable	158,660	(4,199)
Increase (decrease) in interest payable	4,375	266
Increase (decrease) in interest payable - related party	11,230	6,270
Net cash used in operating activities	(139,659)	(81,835)

Cash flows from investing activity
Proceeds for notes receivable - related party	-	(1,955)
Payments for notes receivable - related party	-	5
Net cash used in investing activity	-	(1,950)

Cash flows from financing activities
Proceeds from convertible notes payable	104,750	87,916
Repayment of convertible notes payable	-	(1,870)
Net cash provided by financing activities	104,750	86,046

Increase (decrease) in cash and cash equivalents	(34,909)	2,261

Cash and cash equivalents at beginning of period	48,928	120

Cash and cash equivalents at end of period	$14,019	$2,381

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$-	$36,618

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses to June 30, 2015 of $1,454,820. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements of Reve Technologies, Inc. as of June 30, 2015, and for the six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$445,521	$445,521
Total Liabilities	$-	$-	$445,521	$445,521

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the six months ended June 30, 2015.

	June 30,	December 31,
	2015	2014
Balance at beginning of year	$184,169	$-
Additions to derivative instruments	109,750	184,169
Reclassify to additional paid in capital due to conversion	(43,285)	-
Change in fair value of derivative instruments	194,887	-
Balance at end of period	$445,521	$184,169

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Following is the computation of basic and diluted net loss per share for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$651,419	$171,819

Denominator:
Weighted average number of common shares outstanding	37,031,043	36,997,970

Basic and diluted EPS	$0.02	$0.00

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	4,516,915	167,877

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in 2013 resulting in a $6,772 charge to interest expense. As of June 30, 2015, the balance due under this line of credit totaled $4,034, including $3,634 of principle and $400 of accrued interest. During the six months ended June 30, 2015 and 2014, the Company recorded $108 and $108, respectively, of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. The shares were issued in 2013 resulting in a $3,370 charge to interest expense. As of June 30, 2015, the balance due under this line of credit totaled $6,976, including $6,322 of principle and $654 of accrued interest. During the six months ended June 30, 2015 and 2014, the Company recorded $188 and $163, respectively, of interest expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of June 30, 2015, the Company had outstanding the following convertible promissory notes (the "Note(s)"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
03/31/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	$8,540	$1,655	$10,195
04/25/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	4,362	29,362
05/21/13	08/31/13	$1.00	Current - Maturity date extended to 06/30/2015	25,000	4,214	29,214
07/31/13	01/31/14	$1.00	Current - Maturity date extended to 06/30/2015	25,500	4,035	29,535
08/31/13	02/28/14	$1.00	Current - Maturity date extended to 06/30/2015	14,195	2,171	16,366
09/30/13	03/31/14	$1.00	Current - Maturity date extended to 06/30/2015	7,545	1,089	8,634
10/31/13	04/30/14	$1.00	Current - Maturity date extended to 06/30/2015	6,250	845	7,095
11/30/13	05/30/14	$1.00	Current - Maturity date extended to 06/30/2015	4,309	568	4,877
12/31/13	06/30/14	$1.00	Current - Maturity date extended to 06/30/2015	8,509	1,060	9,569
01/31/14	07/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,810	1,385	13,195
02/28/14	08/31/14	$1.00	Current - Maturity date extended to 06/30/2015	11,479	1,245	12,724
03/31/14	09/30/14	$1.00	Current - Maturity date extended to 06/30/2015	11,879	1,224	13,103
06/30/14	31/12/2014	$1.00	Current - Maturity date extended to 06/30/2015	51,978	4,433	56,411
09/30/14	31/03/2015	$1.00	Current - Maturity date extended to 06/30/2015	42,979	3,010	45,989
12/31/14	30/06/2015	$0.25	Current	28,109	1,543	29,652
Debt discount - unamortized portion				-	-	-
				$283,083	$32,839	$315,922
Number of shares issuable upon exercise of the above debt as of June 30, 2015						404,879
Number of shares issuable upon exercise of the above debt as of June 30, 2014						223,322

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY (cont’d)

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

Interest expenses:

	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$14,055	$14,417	$49,598	$34,709
Interest at contractual rate	5,646	3,467	11,230	6,270
Totals	$19,701	$17,884	$60,828	$40,979

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

JMJ Financial (cont’d)

The Company recorded a $2,778 discount to the JMJ Note related to the OID which is being accreted over the two year term of the Note.

On April 28, 2015, the Company received second $25,000 under the JMJ Note. The Company recorded a $2,778 discount to the JMJ Note related to the OID which is being accreted over the two year term of the Note.

We have evaluated the terms and conditions of the JMJ Note. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embeded derivative is calculated with changes in value recorded to other expense.

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

The following table summarizes the derivative liability included in the balance sheet at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	$92,643	$-
Debt discount	25,000	25,000
Day one loss on fair value	42,489	32,746
Loss (gain) on change in fair value	(2,706)	34,897
Write off due to conversion	-	-
Balance at end of period	$157,426	$92,643

Interest expenses:

	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$17,186	$-	$30,809	$-
Interest at contractual rate	1,128	-	2,267	-
Totals	$18,314	$-	$33,076	$-

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

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

On June 16, 2015, the company received a conversion notice from LG Capital to convert $7,750 in principal and $309 of accrued interest from the note above into 427,586 shares at $0.018848.

We have evaluated the terms and conditions of the LG Note. Because the economic characteristics and risks of the equitylinked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments.

The following table summarizes the derivative liability included in the balance sheet at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	$91,526	$-
Debt discount	-	50,000
Day one loss on fair value	-	34,748
Loss (gain) on change in fair value	96,743	6,778
Reclassify to additional paid in capital due to conversion	(43,285)	-
Balance at end of period	$144,984	$91,526

Interest expenses:
	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$17,186	$-	$30,809	$-
Interest at contractual rate	1,128	-	2,267	-
Totals	$18,314	$-	$33,076	$-

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

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

We have evaluated the terms and conditions of the Adar Note. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense.

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

The following table summarizes the derivative liability included in the balance sheet at June 30, 2015:

June 30,
Derivative liability rollforward	2015
Beginning balance	$-
Debt discount	29,750
Day one loss on fair value	45,528
Loss (gain) on change in fair value	(39,825)
Write off due to conversion	-
Balance at end of period	$35,453

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

Adar Bays, LLC (cont’d)

Interest expenses:

	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$8,290	$-	$17,764	$-
Interest at contractual rate	698	-	1,227	-
Totals	$8,988	$-	$18,991	$-

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

Typenex Co-Investment, LLC (cont’d)

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

The following table summarizes the derivative liability included in the balance sheet at June 30, 2015:

Derivative liability rollforward	June 30, 2015
Beginning balance	$-
Debt discount	55,000
Loss (gain) on change in fair value - Typenex Note	27,963
Loss (gain) on change in fair value - Warrant	24,695
Write off due to conversion	-
Balance at end of period	$107,658

Interest expenses:

	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$11,974	$-	$21,711	$-
Interest at contractual rate	1,546	-	2,774	-
Totals	$13,520	$-	$24,485	$-

Additionally, the Company recognized other asset of $3,070 and $5,523 of interest receivable related to the Investor Notes during the three and six month ended June 30, 2015, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of June 30, 2015.

Common stock

On June 16, 2015, the company received a conversion notice from LG Capital to convert $7,750 in principal and $309 of accrued interest from the note above into 427,586 shares at $0.018848.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

On May 6, 2015 the Company entered into an employment agreement with Mr. Stehrenberger, our CEO, CFO, and Director (the “Employment Agreement”). The initial term of the Employment Agreement shall be a period of two years commencing May 6, 2015 and ending May 6, 2017. Mr. Stehrenberger will receive a monthly salary of $7,000 subject to applicable tax withholding. Compensation is payable monthly on the last day of each calendar month during the term of the Employment Agreement.  Before the Employment Agreement, Mr. Stehrenberger received regular compensation payments.

During the six months ended June 30, 2015 and 2014, the Company recorded executive compensation of $62,878 and $28,500.

During the six months ended June 30, 2015, the Company paid Mr. Stehrenberger totaling $53,458 in cash, leaving $5,225 under accounts payable.

NOTE 8 – SUBSEQUENT EVENTS

On July 8, 2015, the company received a conversion notice from JMJ Financial to convert $5,100 in principal from the notes above (ref Note 5: JMJ Financial) into 170,000 shares at $0.03.

On July 16, 2015, the company received a conversion notice from Typenex Co-Investment, LLC to convert $25,593 installment amount from the note above (ref Note 5: Typenex Co-Investment, LLC) into 1,066,390 shares at $0.024.

On July 17, 2015, the Company entered into a material definitive agreement (the “Agreement”) with Mr. Stehrenberger wherein Mr. Stehrenberger sold his controlling interest in Reve Technologies, Inc. back to the Company for the total price of $50,000.  Upon closing, Mr. Stehrenberger delivered to Company Counsel, for cancellation, 20,115,000 shares of the Company’s common stock owned by his family partnership.  As at August 14, 2015, a total of $25,000 has been paid to Mr. Stehrenberger in respect of the cancelation of 10,057,500 shares.

Pursuant to the Agreement, Mr. Stehrenberger resigned as President, CEO, Treasure, Secretary and Director and appointed Mr. David Forster as President, CEO, CFO, Treasurer, Secretary and Sole Director.

On July 20, 2015, the Board of Directors approved and authorized the resignation of Mr. Stehrenberger, the purchase and sale of 20,115,000 Shares owned by Taanen, LP, and the appointment of Mr. Forster.

On July 20, 2015, Mr. Forster purchased twenty two million (22,000,000) shares of the Company, resulting in the beneficial ownership of the majority of the issued and outstanding shares of the Company.

On July 20, 2015, the Board of Directors approved and authorized the creation of 1,000,000 shares of Series B Voting Preferred Stock.  Each share of Series B Voting Preferred Stock is equal to and counted as 1,000 times the vote of all of the shares of the Corporation (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On July 20, 2015, the Company entered into an Agreement of Assignment with Mr. David Forster, a related party, wherein the related party assigned all rights, interest, and title to technology owned by that party in exchange for 1,000,000 Series B Voting Preferred Stock.

On July 20, 2015, after review and recommendation from the Board, the Company approved and authorized the acceptance of the Assignment and the issuance of the Series B Voting Preferred Shares.

On July 22, 2015, the company received a conversion notice from Adar Bays LLC to convert $5,000 in principal from the note above (ref Note 5: Adar Bays LLC) into 160,968 shares at $0.031062.

    On August 5, 2015, the company received a conversion notice from JMJ Financial to convert $5,250 in principal from the note above (ref Note 5: JMJ Financial) into 500,000 shares at $0.0105.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared With the Three Months Ended June 30, 2014.

Operating Expenses

A summary of our operating expense for the three months ended June 30, 2015 and 2014 follows:

	Three months Ended June 30,		Increase /
	2015	2014	(Decrease)
Selling, general and administrative	$8,171	$6,899	$1,272
Product development	153,511	11,396	142,115
Executive compensation	24,033	14,900	9,133
Professional fees	16,255	13,020	3,235
	$201,970	$46,215	$155,755

Operating expenses include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month increase is due to an overall increase in business related activities to support the development and introduction of our products.

Other Income (Expense)

Other income and expense for the six months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)
Other Income (Expense)
Interest expense	(43,752)	(131)	(43,621)
Interest expense - related party	(19,701)	(17,884)	(1,817)
Change in derivative liability	(209,518)	(51,515)	(158,003)
Total other income (expense)	$(272,971)	$(69,530)	$(203,441)

Six Months Ended June 30, 2015 Compared With the Six Months Ended June 30, 2014.

Operating Expenses

A summary of our operating expense for the six months ended June 30, 2015 and 2014 follows:

	Six months Ended June 30,		Increase /
	2015	2014	(Decrease)
Selling, general and administrative	$35,403	$10,181	$25,222
Product development	167,766	21,407	146,359
Executive compensation	62,878	28,500	34,378
Professional fees	45,725	18,971	26,754
	$311,772	$79,059	$232,713

 Other Income (Expense)

Other income and expense for the six months ended June 30, 2015 and 2014 follows:

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)
Other Income (Expense)
Interest expense	(83,931)	(266)	(83,665)
Interest expense - related party	(60,829)	(40,979)	(19,850)
Change in derivative liability	(194,887)	(51,515)	(143,372)
Total other income (expense)	$(339,647)	$(92,760)	$(246,887)

Liquidity and Capital Resources

From inception to June 30, 2015, we have incurred an accumulated deficit of $1,454,820. This loss has been incurred through a combination of professional fees, personnel costs and interest expense supporting our plans to develop our business and brand our services. At June 30, 2015, the Company had current assets of $14,019 compared to current liabilities of $725,446. During the six months ended June 30, 2015, the Company had no revenue and incurred a loss from operations of $311,772. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $139,659 during the six months ended June 30, 2015 as compared to $81,835 during the six months ended June 30, 2014.

Net cash used by investing activities was $0 during the six months ended June 30, 2015 as compared to $1,950 during the six months ended June 30, 2014.

Net cash provided by financing activities was $104,750 during the six months ended June 30, 2015 as compared to $86,046 during the six months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on our financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations.

Item 3.     Quantitative And Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.     Controls and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2015, the company received a conversion notice from JMJ Financial to convert $5,100 in principal from certain convertible notes disclosed above (ref Note 5: JMJ Financial) into 170,000 shares at $0.03.

On July 16, 2015, the company received a conversion notice from Typenex Co-Investment, LLC to convert a $25,593 installment amount from certain convertible notes disclosed above (ref Note 5: Typenex Co-Investment, LLC) into 1,066,390 shares at $0.024.

On July 17, 2015, the Company entered into a material definitive agreement (the “Agreement”) with Mr. Stehrenberger wherein Mr. Stehrenberger sold his controlling interest in Reve Technologies, Inc. back to the Company for the total price of $50,000.  Upon closing, Mr. Stehrenberger delivered to Company Counsel, for cancellation, 20,115,000 shares of the Company’s common stock owned by his family partnership.  As at August 14, 2015 a total of $25,000 has been paid to Mr. Stehrenberger in respect of the cancelation of 10,057,500 shares.

On July 20, 2015, Mr. Forster purchased twenty two million (22,000,000) shares of the Company, resulting in the beneficial ownership of the majority of the issued and outstanding shares of the Company.

On July 22, 2015, the company received a conversion notice from Adar Bays LLC to convert $5,000 in principal from certain convertible notes disclosed above  (ref Note 5: Adar Bays LLC) into 160,968 shares at $0.031062.

    On August 5, 2015, the company received a conversion notice from JMJ Financial to convert $5,250 in principal from the note above (ref Note 5: JMJ Financial) into 500,000 shares at $0.0105.

    There were no issuances of unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in and Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

ITEM 5.          OTHER INFORMATION

Pursuant to a certain agreement Mr. Stehrenberger resigned as President, CEO, Treasurer, Secretary and Director and appointed Mr. David Forster as President, CEO, CFO, Treasurer, Secretary and Sole Director.

On July 20, 2015, the Board of Directors approved and authorized the resignation of Mr. Stehrenberger, and the appointment of Mr. Forster.

On July 20, 2015, the Board of Directors approved and authorized the creation of 1,000,000 shares of Series B Voting Preferred Stock.  Each share of Series B Voting Preferred Stock is equal to and counted as 1,000 times the vote of all of the shares of the Corporation (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On July 20, 2015, the Company entered into an Agreement of Assignment with Mr. David Forster, a related party, wherein the related party assigned all rights, interest, and title to technology owned by that party in exchange for 1,000,000 Series B Voting Preferred Stock.

On July 20, 2015, after review and recommendation from the Board, the Company approved and authorized the acceptance of the Assignment and the issuance of the Series B Voting Preferred Shares.

ITEM 6.          EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS**	XBRL Instance Document	Furnished herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Reve Technologies, Inc. (Registrant)

Dated: August 17, 2015	By:	/s/ David Forster
David Forster, President, Principle Executive Officer, Principle Financial Officer and Director