Form 10-Q
period 2015-09-30
REVE TECHNOLOGIES, INC.
filed 2015-11-23
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	371,887,192 shares
(Class)	(Outstanding as at November 20, 2015)

REVE TECHONOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVE TECHNOLOGIES, INC.
Balance Sheets
	September 30,	December 31,
	2015 (Unaudited)	2014 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$48,928
Prepaid expenses	-	6,300
Total current assets	-	55,228

Other receivable	8,691	-
Equipment, net of accumulated depreciation of $759 and $558, respectively	1,261	1,866
TOTAL ASSETS	$10,952	$57,094

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,035	$8,739
Line of credit	11,160	10,713
Convertible notes - related party, net of discount of $0 and $49,598	258,083	233,484
Interest payable - related party	33,682	21,609
Convertible notes - net of discount of $15,345 and $52,829	82,080	4,921
Derivative liability	116,141	91,526
Total current liabilities	699,181	370,992

Long-term Liabilities:
Convertible notes - net of discount of $53,382 and $26,714	26,231	1,064
Derivative liability	147,592	92,643
Total long-term liabilities	173,883	93,707
TOTAL LIABILITIES	873,004	464,699

Commitments and contingencies
Stockholders' deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized, 57,439,461 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	57,440	36,998
Additional paid-in capital	595,297	358,798
Accumulated deficit	(1,514,789)	(803,401)
Total stockholders' deficit	(862,052)	(407,605)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,952	$57,094

(The accompanying notes are an integral part of these financial statements.)

REVE TECHNOLOGIES, INC.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expense:
Selling, general and administrative	3,767	7,551	39,170	17,593
Product development	-	11,025	167,766	32,432
Executive compensation	7,823	15,000	70,701	43,639
Professional fees	18,181	11,456	63,906	30,427
Total operating expense	29,771	45,032	341,543	124,091

Loss from operations	(29,771)	(45,032)	(341,543)	(124,091)

Other expense:
Interest expense	(85,133)	(151)	(169,064)	(416)
Interest expense - related party	(5,642)	(19,564)	(66,471)	(60,543)
Change in derivative liability	60,577	-	(134,310)	(51,515)
Total other expense	(30,198)	(19,715)	(369,845)	(112,474)
Net loss	$(59,969)	$(64,747)	$(711,388)	$(236,565)

Loss per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic	49,013,226	36,997,970	41,068,995	36,997,970

(The accompanying notes are an integral part of these financial statements)

REVE TECHNOLOGIES, INC.
Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(711,388)	$(236,565)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	606	297
Accretion of debt discount	211,243	49,569
Legal fees paid in connection with convertible notes	6,750	-
Change in derivative liability	134,310	51,515
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	6,300	1,225
Increase (decrease) in accounts payable	174,208	(3,019)
Increase (decrease) in interest payable	7,420	422
Increase (decrease) in interest payable - related party	16,873	10,973
Net cash used in operating activities	(153,678)	(125,582)

Cash flows from investing activity
Proceeds for notes receivable - related party	-	(1,955)
Payments for notes receivable - related party	-	5
Net cash used in investing activity	-	(1,950)

Cash flows from financing activities
Proceeds from share subscription	26,000	-
Payment on shares purchase backe	(25,000)	-
Proceeds from convertible notes payable	104,750	130,895
Repayment of convertible notes payable	-	(1,870)
Net cash provided by financing activities	114,750	129,025

Increase (decrease) in cash and cash equivalents	(38,928)	1,493

Cash and cash equivalents at beginning of period	48,928	120

Cash and cash equivalents at end of period	$1,000	$1,613

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Convertible note issued due to settle note payable and interest payable to related party	$29,800	$-
Debt discount recorded for beneficial conversion feature	-	44,880
Debt discount recorded for beneficial conversion feature	-	34,717
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses to September 30, 2015 of $1,514,789. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements of Reve Technologies, Inc. as of September 30, 2015, and for the nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$263,733	$263,733
Total Liabilities	$-	$-	$263,733	$263,733

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the nine months ended September 30, 2015.

	September 30,	December 31,
	2015	2014
Balance at beginning of year	$184,169	$-
Additions to derivative instruments	139,550	184,169
Reclassify to additional paid in capital due to conversion	(194,296)	-
Change in fair value of derivative instruments	134,310	-
Balance at end of period	$263,733	$184,169

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

Following is the computation of basic and diluted net loss per share for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$711,388	$236,565

Denominator:
Weighted average number of common shares outstanding	41,068,995	36,997,970

Basic and diluted EPS	$0.02	$0.00

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible promissory notes	162,446,925	220,488

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 3 – LINE OF CREDIT

On June 15, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on June 16, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $3,681 and accrued interest of $429 in exchange for 4,110 shares of common stock. The shares were issued in 2013 resulting in a $6,772 charge to interest expense. As of September 30, 2015, the balance due under this line of credit totaled $4,089, including $3,634 of principle and $455 of accrued interest. During the nine months ended September 30, 2015 and 2014, the Company recorded $163 and $163, respectively, of interest expense.

On July 30, 2012, the Company executed a revolving credit line with a third party for up to $50,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on August 1, 2015. On August 30, 2013, the Company agreed to settle a total amount of principal of $7,428 and accrued interest of $831 in exchange for 8,259 shares of common stock. The shares were issued in 2013 resulting in a $3,370 charge to interest expense. As of September 30, 2015, the balance due under this line of credit totaled $7,071, including $6,322 of principle and $749 of accrued interest. During the nine months ended September 30, 2015 and 2014, the Company recorded $284 and $258, respectively, of interest expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2015, the Company had outstanding the following convertible promissory notes (the "Note(s)"):

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
03/31/13	08/31/13	$1.00	extended to 09/30/2015	$8,540	$1,827	$10,367
04/25/13	08/31/13	$1.00	Assigned on 09/18/2015	-	-	-
05/21/13	08/31/13	$1.00	extended to 09/30/2015	25,000	4,718	29,718
07/31/13	01/31/14	$1.00	extended to 09/30/2015	25,500	4,550	30,050
08/31/13	02/28/14	$1.00	extended to 09/30/2015	14,195	2,457	16,652
09/30/13	03/31/14	$1.00	extended to 09/30/2015	7,545	1,242	8,787
10/31/13	04/30/14	$1.00	extended to 09/30/2015	6,250	971	7,221
11/30/13	05/30/14	$1.00	extended to 09/30/2015	4,309	655	4,964
12/31/13	06/30/14	$1.00	extended to 09/30/2015	8,509	1,232	9,741
01/31/14	07/31/14	$1.00	extended to 09/30/2015	11,810	1,623	13,433
02/28/14	08/31/14	$1.00	extended to 09/30/2015	11,479	1,476	12,956
03/31/14	09/30/14	$1.00	extended to 09/30/2015	11,879	1,464	13,343
06/30/14	31/12/2014	$1.00	extended to 09/30/2015	51,978	5,481	57,459
09/30/14	31/03/2015	$1.00	extended to 09/30/2015	42,979	3,876	46,855
12/31/14	30/06/2015	$0.25	extended to 09/30/2015	28,109	2,110	30,219
Debt discount - unamortized portion				-	-	-
				$258,083	$33,682	$2917,65
Number of shares issuable upon exercise of the above debt as of 09/30/15						382,423
Number of shares issuable upon exercise of the above debt as of 09/30/14						271,004

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On September 18, 2015, the note issued to Amalfi on April 25, 2013 was assigned by the Company to Rockwell Capital Partners LLC. The current principal balance due on the loan in the amount of $25,000 together with interest accrued in the amount of $4,800 from Amalfi was settled in full.

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

Interest expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$-	$14,861	$49,598	$49,569
Interest at contractual rate	5,642	4,703	16,872	10,974
Totals	$5,642	$19,564	$66,470	$60,543

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

On April 28, 2015, the Company received a second $25,000 under the JMJ Note. The Company recorded a $2,778 discount to the JMJ Note related to the OID which is being accreted over the two year term of the Note.

On July 8, 2015, the company received a conversion notice from JMJ Financial to convert $5,100 in principal into 170,000 shares at $0.03 per share.

On August 5, 2015, the company received a conversion notice from JMJ Financial to convert $5,250 in principal into 500,000 shares at $0.0105 per share.

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

The following table summarizes the derivative liability included in the balance sheet at September 30, 2015 and December 31, 2014:

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

JMJ Financial (cont’d)

	September 30,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	$92,643	$-
Debt discount	25,000	25,000
Day one loss on fair value	42,489	32,746
Loss (gain) on change in fair value	(54,493)	34,897
Reclassify to additional paid in capital due to conversion	(25,030	-
Balance at end of period	$80,609	$92,643

Interest expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$12,428	$-	$21,700	$-
Interest at contractual rate	3,333	-	6,666	-
Totals	$15,761	$-	$28,366	$-

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

On June 16, 2015, the company received a conversion notice from LG Capital to convert $7,750 in principal and $309 of accrued interest from the note above into 427,586 shares at $0.018848 per share.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

LG Capital (cont’d)

On August 17, 2015, the company received a conversion notice from LG Capital to convert $5,000 in principal and $267 of accrued interest from the note above into 1,213,686 shares at $0.00434 per share.

We have evaluated the terms and conditions of the LG Note. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments.

The following table summarizes the derivative liability included in the balance sheet at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Derivative liability rollforward	2015	2014
Beginning balance	$91,526	$-
Debt discount	-	50,000
Day one loss on fair value	-	34,748
Loss (gain) on change in fair value	(5,611)	6,778
Reclassify to additional paid in capital due to conversion	(48,058)	-
Balance at end of period	$37,857	$91,526

Interest expenses:
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$13,163	$-	$43,972	$-
Interest at contractual rate	960	-	3,275	-
Totals	$14,123	$-	$47,247	$-

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

Adar Bays, LLC (cont’d)

…..(v) if the Adar Note is prepaid within 121 - 150 days of the issuance date, then 139% of the face amount plus any accrued interest; (ii) if the Adar Note is prepaid within 151 - 180 days of the issuance date, then 145% of the face amount plus any accrued interest. The Adar Note may not be prepaid after the 180th day. The Adar Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Adar Note in the event of such defaults.

On July 22, 2015 and September 8, 2015, the company received conversion notices from Adar Bays LLC to convert $5,000 in principal into 160,968 shares at $0.031062 per share and to convert $4,500 in principal into 2,460,361 shares at $0.001829 per share, respectively.

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

The following table summarizes the derivative liability included in the balance sheet at September 30, 2015:

September 30,
Derivative liability rollforward	2015
Beginning balance	$-
Debt discount	29,750
Day one loss on fair value	45,528
Loss (gain) on change in fair value	(36,804)
Reclassify to additional paid in capital due to conversion	(16,890)
Balance at end of period	$21,584

Interest expenses:
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$8,997	$-	$26,761	$-
Interest at contractual rate	583	-	1,811	-
Totals	$9,580	$-	$28,572	$-

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (cont’d)

Typenex Co-Investment, LLC (cont’d)

On July 16, 2015, the company received a conversion notice from Typenex Co-Investment, LLC to convert $25,593 installment amount from the note above (ref Note 5: Typenex Co-Investment, LLC) into 1,066,390 shares at $0.024 per share.

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

The following table summarizes the derivative liability included in the balance sheet at September 30, 2015:

Derivative liability rollforward	September 30, 2015
Beginning balance	$-
Debt discount	55,000
Loss (gain) on change in fair value - Typenex Note	91,404
Loss (gain) on change in fair value - Warrant	18,138
Reclassify to additional paid in capital due to conversion	(97,559)
Balance at end of period	$66,983

Interest expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$17,699	$-	$39,410	$-
Interest at contractual rate	1,064	-	3,838	-
Totals	$18,763	$-	$43,248	$-

Additionally, the Company recognized other asset of $3,168 and $8,691 of interest receivable related to the aforementioned notes during the three and nine month ended September 30, 2015, respectively.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

Rockwell Capital Parnters LLC

On September 18, 2014 (the "Effective Date"), the Company issued Rockwell Capital Partners LLC (“RCP”) a 8% convertible promissory note in the principal amount of $29,800 due on demand (the “RCP Notes”). The RCP Note is convertible at RCP’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price in 15 days immediately preceding the date of conversion.

We have evaluated the terms and conditions of the RCP Note. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense.

The initial fair value of the derivative liability was $77,739 and determined with a quoted market price of $0.003 multiplied by the 25,913,043 shares that would be issued if the RCP Note was exercised on the issuance date, a conversion price of $0.0012. As a result, $29,800 was recorded as a debt discount, $47,939 as other expense and $77,739 as a derivative liability.

On September 24, 2015, the company received a conversion notice from RCP to convert $2,875 in principal from the note into 2,500,000 shares at $0.00115 per share.

The following table summarizes the derivative liability included in the balance sheet at September 30, 2015:

September 30,
Derivative liability rollforward	2015
Beginning balance	$-
Debt discount	29,800
Day one loss on fair value	47,939
Loss (gain) on change in fair value	(14,281)
Reclassify to additional paid in capital due to conversion	(6,759)
Balance at end of period	$36,699

Interest expenses:
	For the three month ended September 30,		For the nine month ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$29,800	$-	$29,800	$-
Interest at contractual rate	75	-	75	-
Totals	$29,875	$-	$29,875	$-

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Stehrenberger

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

On July 17, 2015, the Company entered into a material definitive agreement with Mr. Stehrenberger wherein Mr. Stehrenberger sold his controlling interest in Reve Technologies, Inc. back to the Company for the total price of $50,000.  Upon closing, Mr. Stehrenberger delivered to Company Counsel, for cancellation, 20,115,000 shares of the Company’s common stock owned by his family partnership.  As at September 30, 2015, a total of $25,000 has been paid to Mr. Stehrenberger in respect of the cancelation of 10,057,500 shares. Pursuant to the Agreement, Mr. Stehrenberger resigned as President, CEO, Treasure, Secretary and Director

During the period ended September 30, 2015 and 2014, the Company recorded executive compensation of $70,700 and $43,500 to Mr. Stehrenberger.

During the nine months ended September 30, 2015, the Company paid Mr. Stehrenberger in full.

Mr. David Forster

On July 17, the Company appointed Mr. David Forster as President, CEO, CFO, Treasurer, Secretary and Sole Director.

On July 20, 2015, Mr. Forster purchased twenty two million (22,000,000) shares of the Company, resulting in the beneficial ownership of the majority of the issued and outstanding shares of the Company.  These shares were returned to the Company for cancelation subsequent to September 30, 2015 (ref: Note 8 – Subsequent Events).

On July 20, 2015, the Company entered into an Agreement of Assignment with Mr. David Forster, wherein the related party assigned all rights, interest, and title to technology owned by that party in exchange for 1,000,000 Series B Voting Preferred Stock. On July 20, 2015, after review and recommendation from the Board, the Company approved and authorized the acceptance of the Assignment and the issuance of the Series B Voting Preferred Shares.
These shares were canceled and returned to the Company subsequent to September 30, 2015. (ref: Note 8 – Subsequent Events).

NOTE 7 – STOCKHOLDERS’ EQUITY

On August 7, 2015 the Company filed a certificate of amendment with the State of Nevada to increase the Company’s authorized common stock to one billion (1,000,000,000); par value $0.001.

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company has not authorized terms and rights of preferred shares as of September 30, 2015, save a class of Series B Voting Preferred shares as discussed below.

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

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

Common stock

On June 16, 2015, the company received a conversion notice from LG Capital to convert $7,750 in principal and $309 of accrued interest from the note above into 427,586 shares at $0.018848 per share.

On July 8, 2015, the company received a conversion notice from JMJ Financial to convert $5,100 in principal from the notes above into 170,000 shares at $0.03 per share.

On July 16, 2015, the company received a conversion notice from Typenex Co-Investment, LLC to convert $25,593 installment amount from the note above into 1,066,390 shares at $0.024 per share.

On July 20, 2015, Mr. Forster purchased twenty two million (22,000,000) shares of the Company, resulting in the beneficial ownership of the majority of the issued and outstanding shares of the Company.

On July 22, 2015, the company received a conversion notice from Adar Bays LLC to convert $5,000 in principal from the note above into 160,968 shares at $0.031062 per share.

On July 23, 2015 the Company paid $25,000 to Mr. Stehrenberger in respect of the cancelation of 10,057,500 shares.

On August 5, 2015, the company received a conversion notice from JMJ Financial to convert $5,250 in principal from the note above into 500,000 shares at $0.0105 per share.

On August 17, 2015, the company received a conversion notice from LG Capital to convert $5,000 in principal and $267 of accrued interest from the note above into 1,213,686 shares at $0.00434 per share.

On September 8, 2015, the company received conversion notices from Adar Bays LLC to convert $4,500 in principal into 2,460,361 shares at $0.001829 per share.

On September 24, 2015, the company received a conversion notice from RCP to convert $2,875 in principal from the above note into 2,500,000 shares at $0.00115 per share.

REVE TECHNOLOGIES, INC.
Notes to Financial Statements
(Unaudited)
NOTE 8 – SUBSEQUENT EVENTS

Assignment and Assumption Agreements

On October 1, 2015 the May 23, 2013 note (ref Note 4 – convertible notes payable – related party) was assigned by the Company to a third party in exchange for convertible notes in the amount $29,480, which of $25,000 was principal $4,800 was accrued interest.

On October 23, 2015 the October 31, 2013 note and December 31, 2014 notes were assigned by the Company to a third party in exchange for convertible notes with principal and accrued interest totaling $34,359.

Conversion of convertible debt into common stock

During October and November 2015, the Company’s lenders converted $135,748 of principal and accrued interest into 242,490,781 shares of common stock of the Company at various conversion rates per share.

During November 2015 the Company is in various stages/processes initially to raise short term capital with up to six months repayment terms and may in some cases include highly dilutive convertible type debenture financing.

Changes in management and compensation

On October 31, 2015, David Forster tendered his resignation with the Company, as the sole officer and the sole member of our Board of Directors, in order to pursue full time opportunities elsewhere.  His resignation is effective November 1, 2015.

The Series B Voting Preferred Shares Mr. Forster was issued were returned to the Company and cancelled.  Additionally, Mr. Forster returned twenty million shares of the Company’s Common Stock, of which he was the beneficial owner, to the Company in exchange for a Convertible Promissory Note in the amount of One Hundred Twenty Thousand Dollars ($120,000).

Effective November 1, 2015, Mr. Dennis Alexander shall serve as Chairman, Chief Executive Officer and Director, and Ms. Joanne Sylvanus as Chief Financial Officer, Secretary and Director.  Mr. Alexander will be issued 500,000 shares of the Series B Voting Preferred Shares and concurrently the Company will issue 500,000 shares of Series B Voting Preferred Shares to Joanne Sylvanus, representing 100% of the issued and outstanding shares of the Company’s Series B Voting Preferred Stock. The consideration for the 1,000,000 shares of Series B Voting Preferred Stock was the acceptance to officer and director positions in the Company and for services to be rendered as such.

Each share of Series B Voting Preferred Stock is equal to and counted as 1,000 times the vote of all of the shares of the Corporation (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

In addition, Mr. Alexander will be issued 10,000,000 shares of the Company’s Common Stock, and will receive a salary of Five Thousand Dollars ($5,000) per month and Ms. Slyvanus, Three Thousand Dollars ($3,000) per month.  Mr. Alexander will also be issued a Convertible Promissory Note in the amount of One Hundred Thousand Dollars ($100,000).

Effective November 1, 2015, Mr. Bobby Cohen will serve as Chief Capital Purchase Architect for a newly created Capital Purchase Division, and Mr. Timothy Honeycutt will serve as Manager of Business Development of the Capital Purchase Division.  Mr. Cohen will receive 50% of the profit for each contract sale for the new Capital Purchase Division.  Further, Mr. Honeycutt will receive Three Thousand Dollars ($3,000) per month as well as a Convertible Promissory Note in the amount of Seventy Five Thousand Dollars ($75,000).

On November 1, 2015, 10,000,000 shares of the Company’s Common Stock were issued to Mr. Timothy Honeycutt, in exchange for his acceptance as Manager of Business Development for the newly created Capital Purchase Division.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared With the Three Months Ended September 30, 2014.

Operating Expenses

A summary of our operating expense for the three months ended September 30, 2015 and 2014 follows:

	Three months Ended September 30,		Increase /
	2015	2014	(Decrease)
Selling, general and administrative	$3,767	$7,551	$(3,784)
Product development	-	11,025	(11,025)
Executive compensation	7,823	15,000	(7,177)
Professional fees	18,181	11,456	6,725
	$29,771	$45,032	$(15,261)

Operating expenses include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month decrease is due to an overall decrease in business related activities to support the development and introduction of our products.

Other Income (Expense)

Other income and expense for the three months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)
Other Income (Expense)
Interest expense	(85,133)	(151)	(84,982)
Interest expense - related party	(5,642)	(19,564)	13,922
Change in derivative liability	60,577	-	60,577
Total other income (expense)	$(30,198)	$(19,715)	$(10,463)

Nine Months Ended September 30, 2015 Compared With the Nine Months Ended September 30, 2014.

Operating Expenses

A summary of our operating expense for the nine months ended September 30, 2015 and 2014 follows:

	Nine months Ended September 30,		Increase /
	2015	2014	(Decrease)
Selling, general and administrative	$39,170	$17,593	$21,577
Product development	167,766	32,432	135,334
Executive compensation	70,701	43,639	27,062
Professional fees	63,906	30,427	33,479
	$341,543	$124,091	$217,452

 Other Income (Expense)

Other income and expense for the nine months ended September 30, 2015 and 2014 follows:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)
Other Income (Expense)
Interest expense	(169,064)	(416)	(168,648)
Interest expense - related party	(66,471)	(60,543)	(5,928)
Change in derivative liability	(134,310)	(51,515)	(82,795)
Total other income (expense)	$(369,845)	$(112,474)	$(257,371)

Liquidity and Capital Resources

From inception to September 30, 2015, we have incurred an accumulated deficit of $1,514,789. This loss has been incurred through a combination of professional fees, personnel costs, product development costs and interest expense from debt financing and loans payable supporting our plans to develop our business and brand our services. At September 30, 2015, the Company had current assets of $1,000 compared to current liabilities of $55,228. During the nine months ended September 30, 2015, the Company had no revenue and incurred a loss from operations of $341,543. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $153,678 during the nine months ended September 30, 2015 as compared to $125,582 during the nine months ended September 30, 2014.

Net cash used by investing activities was $0 during the nine months ended September 30, 2015 as compared to $1,950 during the nine months ended September 30, 2014.

Net cash provided by financing activities was $114,750 during the nine months ended September 30, 2015 as compared to $129,025 during the nine months ended September 30, 2014.

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

Recently Issued Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

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

Shares issued during three months ended September 30, 2015

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

On August 17, 2015, the company received a conversion notice from LG Capital to convert $5,000 in principal and $267 of accrued interest from the note above (ref Note 5: LG Capital Funding, LLC ) into 1,213,686 shares at $0.00434.

On September 8, 2015, the company received conversion notices from Adar Bays LLC to convert $4,500 in principal into 2,460,361 shares from certain convertible notes disclosed above (ref Note 5: Adar Bays LLC) at $0.001829.

On September 24, 2015, the company received a conversion notice from RCP to convert $2,875 in principal from the above note (ref Note 5: Rockwell Capital Partners LLC) into 2,500,000 shares at $0.00115.

Shares issued subsequent to September 30, 2015

Date	Shares issued	Issued to	Price per Share	Conversion value
8-Oct-15	3,225,806	ADAR BAYS LLC	0.00124	$4,000
12-Oct-15	5,995,000	TYPENEX CO-INVESTMENT LLC	0.00105	$6,295
21-Oct-15	2,497,104	LG CAPITAL FUNDING LLC	0.00124	$3,096
26-Oct-15	8,500,000	BLACKBRIDGE CAPITAL LLC	0.00001	$85
28-Oct-15	7,845,340	SOUTHRIDGE PARTNERS II LP	0.002	$15,691
28-Oct-15	2,500,000	ROCKWELL CAPITAL PARTNERS INC	0.00115	$2,875
28-Oct-15	7,056,452	ADAR BAYS LLC	0.000992	$7,000
2-Nov-15	2,500,000	ROCKWELL CAPITAL PARTNERS INC	0.0008	$2,000
30-Oct-15	10,000,000	BLACKBRIDGE CAPITAL LLC	0.00055	$5,500
3-Nov-15	2,260,454	LG CAPITAL FUNDING LLC	0.000682	$1,542
3-Nov-15	11,000,000	BLACKBRIDGE CAPITAL LLC	0.0005	$5,500
4-Nov-15	4,980,000	RDW CAPITAL LLC	0.00028	$1,394
4-Nov-15	4,700,000	ROCKWELL CAPITAL PARTNERS INC	0.00055	$2,585
6-Nov-15	5,240,000	RDW CAPITAL LLC	0.00025	$1,310
6-Nov-15	13,000,000	BLACKBRIDGE CAPITAL LLC	0.0005	$6,500
6-Nov-15	4,700,000	ROCKWELL CAPITAL PARTNERS INC	0.0005	$2,350
3-Nov-15	5,230,227	SOUTHRIDGE PARTNERS II LP	0	$0
10-Nov-15	7,656,000	RDW CAPITAL LLC	0.00025	$1,914
10-Nov-15	15,500,000	BLACKBRIDGE CAPITAL LLC	0.0005	$7,750
10-Nov-15	4,700,000	ROCKWELL CAPITAL PARTNERS INC	0.0005	$2,350
10-Nov-15	9,000,000	ADAR BAYS LLC	0.00062	$5,580
11-Nov-15	3,400,000	ROCKWELL CAPITAL PARTNERS INC	0.0005	$1,700
12-Nov-15	9,926,267	ADAR BAYS LLC	0.000434	$4,308
13-Nov-15	8,400,000	RDW CAPITAL LLC	0.000175	$1,470
12-Nov-15	9,900,000	ROCKWELL CAPITAL PARTNERS INC	0.00035	$3,465
12-Nov-15	19,364,660	SOUTHRIDGE PARTNERS II LP	$0.00050	$9,682
16-Nov-15	9,900,000	ROCKWELL CAPITAL PARTNERS INC	0.00035	$3,465
16-Nov-15	11,123,471	ADAR BAYS LLC	0.0003596	$4,000
16-Nov-15	9,900,000	ROCKWELL CAPITAL PARTNERS INC	0.0003	$2,970
17-Nov-15	20,860,000	TYPENEX CO-INVESTMENT, LLC	0.000417	$8,699
17-Nov-15	13,350,000	RDW CAPITAL LLC	0.00015	$2,003
17-Nov-15	12,280,000	ROCKWELL CAPITAL PARTNERS INC	0.00025	$3,070
18-Nov-15	16,000,000	BLACKBRIDGE CAPITAL LLC	0.00035	$5,600

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

On August 7, 2015 the Company filed a certificate of amendment with the State of Nevada to increase the Company’s authorized common stock to one billion (1,000,000,000); par value $0.001.

 On October 1, 2015 the May 23, 2013 note (ref Note 4 – convertible notes payable – related party) was assigned by the Company to a third party in exchange for convertible notes in the amount $29,480, which of $25,000 was principal $4,800 was accrued interest.

On October 23, 2015 the October 31, 2013 note and December 31, 2014 notes were assigned by the Company to a third party in exchange for convertible notes with principal and accrued interest totaling $34,359.

On October 31, 2015, David Forster tendered his resignation with the Company, as the sole officer and the sole member of our Board of Directors, in order to pursue full time opportunities elsewhere.  His resignation is effective November 1, 2015.

The Series B Voting Preferred Shares Mr. Forster was issued were returned to the Company and cancelled.  Additionally, Mr. Forster returned twenty million shares of the Company’s Common Stock, of which he was the beneficial owner, to the Company in exchange for a Convertible Promissory Note in the amount of One Hundred Twenty Thousand Dollars ($120,000).

Effective November 1, 2015, Mr. Dennis Alexander shall serve as Chairman, Chief Executive Officer and Director, and Ms. Joanne Sylvanus as Chief Financial Officer, Secretary and Director.  Mr. Alexander will be issued 500,000 shares of the Series B Voting Preferred Shares and concurrently the Company will issue 500,000 shares of Series B Voting Preferred Shares to Joanne Sylvanus, representing 100% of the issued and outstanding shares of the Company’s Series B Voting Preferred Stock. The consideration for the 1,000,000 shares of Series B Voting Preferred Stock was the acceptance to officer and director positions in the Company and for services to be rendered as such.

Each share of Series B Voting Preferred Stock is equal to and counted as 1,000 times the vote of all of the shares of the Corporation (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

In addition, Mr. Alexander will be issued 10,000,000 shares of the Company’s Common Stock, and will receive a salary of Five Thousand Dollars ($5,000) per month and Ms. Slyvanus, Three Thousand Dollars ($3,000) per month.  Mr. Alexander will also be issued a Convertible Promissory Note in the amount of One Hundred Thousand Dollars ($100,000).

Effective November 1, 2015, Mr. Bobby Cohen will serve as Chief Capital Purchase Architect for a newly created Capital Purchase Division, and Mr. Timothy Honeycutt will serve as Manager of Business Development of the Capital Purchase Division.  Mr. Cohen will receive 50% of the profit for each contract sale for the new Capital Purchase Division.  Further, Mr. Honeycutt will receive Three Thousand Dollars ($3,000) per month as well as a Convertible Promissory Note in the amount of Seventy Five Thousand Dollars ($75,000).

On November 1, 2015, 10,000,000 shares of the Company’s Common Stock were issued to Mr. Timothy Honeycutt, in exchange for his acceptance as Manager of Business Development for the newly created Capital Purchase Division.

During October and November 2015, the Company’s lenders converted $135,748 of principal and accrued interest into 242,490,781 shares of common stock of the Company at various conversion rates per share.

ITEM 6.          EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

** To filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reve Technologies, Inc. (Registrant)

Dated: November 23, 2015	By:	/s/ Dennis Alexander
Dennis Alexander, Chairman, Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 23, 2015	By:	/s/ Joanne Sylvanus
Joanne Sylvanus, Chief Financial Officer (Principal Financial and Accounting Officer) Secretary and Director