Form 10-Q/A
period 2015-09-30
REVE TECHNOLOGIES, INC.
filed 2016-01-13
CIK 1495028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this Amendment) of Reve Technologies, Inc.  for the nine month period ended September 30, 2015 is being filed solely to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation ST.

This Amendment speaks as of the filing date of the original Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 23, 2015.

REVE TECHONOLOGIES, INC.

ITEM 6.          EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit
31.1 and 31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1 and 32.2	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reve Technologies, Inc. (Registrant)

Dated: January 13, 2016	By:	/s/ Dennis Alexander
Dennis Alexander, Chairman, Chief Executive Officer (Principal Executive Officer) and Director

Dated: January 13, 2016	By:	/s/ Joanne Sylvanus
Joanne Sylvanus, Chief Financial Officer (Principal Financial and Accounting Officer) Secretary and Director